Form 10-Q
period 2022-09-30
FutureTech II Acquisition Corp.
filed 2022-11-14
CIK 1889450

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to______

Commission File Number: 001-41289

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

As of November 4, 2022, there were 12,135,075 shares of the Company’s Class A Common Stock, $0.0001 par value per share (the “Class A Common Stock”) and 2,875,000 of the Company’s Class B Common Stock, $0.0001 par value per share issued and outstanding (the “Class B Shares”).

FUTURETECH II ACQUISITION CORP.

TABLE OF CONTENTS

		Page
PART I – FINANCIAL INFORMATION:		3
Item 1.	Financial Statements:	3
	Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021 (Audited)	3
	Statements of Operations for the Nine Months Ended September 30, 2022 and 2021(Unaudited), for the Nine Months Ended September 30, 2022 (Unaudited) and for the Period from April 13, 2021 (inception) through September 30, 2021 (Unaudited)	4
	Statements of Changes in Stockholders’ Deficit for the Nine Months Ended September 30, 2022 (Unaudited) and for the Period from April 13, 2021 (inception) through September 30, 2021 (Unaudited)	5
	Statements of Cash Flows for the Nine Months Ended September 30, 2022 (Unaudited) and for the Period from April 13, 2021 (inception) through September 30, 2021 (Unaudited)	6
	Notes to Financial Statements (Unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22
Item 4.	Controls and Procedures	23
PART II - OTHER INFORMATION:		23
Item 1.	Legal Proceedings	23
Item 1A.	Risk Factors	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3.	Defaults Upon Senior Securities	24
Item 4.	Mine Safety Disclosures	24
Item 5.	Other Information	24
Item 6.	Exhibits	24

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FUTURETECH II ACQUISITION CORP.

BALANCE SHEETs

	September 30,	December 31,
	2022	2021
	(unaudited)	(audited)
ASSETS
Current Assets:
Cash	$328,500	$5,000
Prepaid expenses	221,074	—
Total Current Assets	549,574	5,000

Deferred offering costs	—	135,455

Marketable Securities held in Trust Account	117,974,998	—

Prepaid expenses, non-current	77,654	—
Total Assets	$118,602,226	$140,455

LIABILITIES STOCKHOLDERS’ (DEFICIT) EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$243,734	$—
Accrued offering costs	32,708	15,000
Note payable – Sponsor	144,443	100,893
Total Current Liabilities	420,885	115,893

Deferred underwriting commission	3,450,000	—

Total Liabilities	3,870,885	115,893

COMMITMENTS AND CONTINGENCIES (Note 6)

Redeemable Class A common stock subject to possible redemption,11,500,000 shares at redemption value of $10.20 per share	117,826,231	—

Stockholders’ (deficit) equity:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value, 100,000,000 shares authorized, 635,075 issued and outstanding (including 115,000 representative shares)	64	—
Class B common stock, $0.0001 par value, 10,000,000 shares authorized, 2,875,000 shares issued and outstanding	288	288
Additional paid-in capital	—	24,712
Accumulated (deficit) equity	(3,095,242)	(438)
Total Stockholders’ (Deficit) Equity	(3,094,890)	24,562
Total Liabilities and Stockholders’ (Deficit) Equity	$118,602,226	140,455

The accompanying notes are an integral part of these unaudited financial statements

FUTURETECH II ACQUISITION CORP.

STATEMENTS OF OPERATIONS

			For the Period
			From August 19,
	For the Three	For the Nine	2021 (Inception)
	Months Ended	Months Ended	Through
	September 30, 2022	September 30, 2022	September 30, 2021
EXPENSES
Administrative fee - related party	$30,000	$70,000	$—
General and administrative	135,711	410,617	438
TOTAL EXPENSES	165,711	480,617	438

OTHER INCOME
Income earned on Investments held in Trust Account	557,708	674,998	—
TOTAL OTHER INCOME	557,708	674,998	—

Net income (loss)	$391,997	$194,381	$(438)

Weighted average number of shares of Class A common stock outstanding, basic and diluted	11,500,000	9,639,706	—
Basic and diluted net income (loss) per share of Class A common stock	$0.03	$0.02	$(0.00)

Weighted average number of shares of Class B stock outstanding, basic and diluted	2,875,000	2,814,338	2,500,000
Basic and diluted net income (loss) per share of Class B common stock	$0.03	$0.02	$(0.00)

The accompanying notes are an integral part of these unaudited financial statements.

FUTURETECH II ACQUISITION CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR NINE MONTHS ENDED SEPTEMBER 30, 2022

(UNAUDITED) AND FOR THE PERIOD FROM AUGUST 19, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021 (UNAUDITED)

	Class A		Class B		Additional		Total Stockholders’
	Common Stock		Common Stock		Paid in	Accumulated	Equity
	Shares	Amounts	Shares	Amounts	Capital	Deficit	(Deficit)
Balance — December 31, 2021 (1)	—	$—	2,875,000	$288	$24,172	$(438)	$24,562
Sale of units in Initial Public Offering, net of offering costs	11,500,000	1,150	—	—	112,760,498	—	112,761,648
Sale of Private Placement Units	520,075	52	—	—	5,200,968	—	5,200,750
Shares issued to representative	115,000	12	—	—	(12)	—	—
Deferred underwriting commission	—	—	—	—	(3,450,000)	—	(3,450,000)
Class A Common Stock subject to possible redemption	(11,500,000)	(1,150)	—	—	(117,298,850)	—	(117,300,000)
Remeasurement adjustment	—	—	—	—	2,762,954	(2,762,954)	—
Net loss	—	—	—	—	—	(71,510)	(71,510)
Balance — March 31, 2022 (unaudited)	635,075	64	2,875,000	288	—	(2,834,902)	(2,834,550)
Net loss	—	—	—	—	—	(126,106)	(126,106)
Balance — June 30, 2022 (unaudited)	635,075	$64	2,875,000	$288	$—	$(2,961,008)	$(2,960,656)
Remeasurement adjustment	—	—	—	—	—	(526,231)	(526,231)
Net income	—	—	—	—	—	391,997	391,997
Balance — September 30, 2022 (unaudited)	635,075	$64	2,875,000	$288	$—	$(3,095,242)	$(3,094,890)

(1)	Includes an aggregate of 375,000 shares of Class B common stock subject to forfeiture to the extent that the underwriters’ over-allotment is not exercised in full or in part.

The accompanying notes are an integral part of these unaudited financial statements

FUTURETECH II ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

		For the
		Period From
	For the Nine	August 19, 2021
	Months Ended	(Inception) Through
	September 30, 2022	September 30, 2021

Cash flows from Operating Activities:
Net income (loss)	$194,381	$(438)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Income earned on marketable securities held in the Trust Account	(674,998)	—
Changes in operating assets and liabilities:
Prepaid expenses	(221,074)	—
Other assets	(77,654)	—
Accounts payable and accrued expenses	243,734	438
Net cash used in operating activities	(535,611)	—

Cash flows from Investing Activities:
Investment of cash in Trust Account	(117,300,000)	—
Net cash used in investing activities	(117,300,000)	—

Cash flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discount paid	113,275,000	—
Proceeds from sale of private placement units	5,200,750	—
Note receivable	(100,000)	—
Note receivable - repayment	100,000	—
Payment of offering costs	(316,639)	—
Net cash provided by financing activities	118,159,111	—

Net change in cash	323,500	—

Cash - Beginning of the period	5,000	—
Cash - End of the period	$328,500	$—

Supplemental disclosure of non-cash financing activities:

Deferred underwriting commission	$3,450,000	$—
Initial Classification of Class A common stock subject to redemption	$117,300,000	$—
Remeasurement adjustment	$526,231	$—
Offering costs paid by Promissory note - related parties	$100,893	$—

The accompanying notes are an integral part of these unaudited financial statements

FUTURETECH II ACQUISITION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 1 — Description of Organization and Business Operations, Going Concern and Basis of Presentation

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

As of September 30, 2022, the Company had not commenced any operations. All activity for the period from April 13, 2021 (inception) through September 30, 2022 relates to organizational activities and identifying a target company for a business combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Offering. The Company has selected December 31 as its fiscal year end.

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

Following the closing of the Initial Public Offering $700,000 of cash was held outside of the Trust Account available for working capital purposes. As of September 30, 2022, we have available to us $331,500 of cash on our balance sheet and working capital of $244,537.

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

Liquidity and Management’s Plans

At September 30, 2022, the Company had cash of $328,500 and working capital of $128,689.

Prior to the completion of the Initial Public Offering, the Company lacked the liquidity it needed to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. The Company has since completed its Initial Public Offering at which time capital in excess of the funds deposited in the Trust Account and/or used to fund offering expenses was released to the Company for general working capital purposes. Accordingly, management has since re-evaluated the Company’s liquidity and financial condition and determined that sufficient capital exists to sustain operations through the earlier of the consummation of a Business Combination or one year from this filing and therefore substantial doubt has been alleviated. There is no assurance that the Company’s plans to consummate an initial Business Combination will be successful within the Combination Period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

FUTURETECH II ACQUISITION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 1 — Description of Organization and Business Operations (Continued)

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At September 30, 2022, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value. As of September 30, 2022 and December 31, 2021, the Company had cash of $328,500 and $5,000, respectively. The Company had no cash equivalents as of September 30, 2022 and December 31, 2021.

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

As of September 30, 2022, the Company had $117,974,998 in marketable securities held in the Trust Account.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its common stocks subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Common stocks subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stocks (including common stocks that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stocks are classified as stockholders’ equity. The Company’s Class A common stocks feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2022, the Class A common stocks subject to possible redemption in the amount of $117,826,231 are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

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

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

Three months
ended
September 30,
2022

Class A common stock
Numerator: Income allocable to Class A common stock	$313,598
Denominator: Basic and diluted weighted average shares outstanding	11,500,000
Basic and diluted net income per share, Class A Common Stock	$0.03

Class B common stock
Numerator: Income allocable to Class B common stock	$78,399
Denominator: Basic and diluted weighted average shares outstanding	2,875,000
Basic and diluted net income per share, Class B Common Stock	$0.03

FUTURETECH II ACQUISITION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies (Continued)

Nine months
ended
September 30,
2022

Class A common stock
Numerator: Income allocable to Class A common stock	$150,455
Denominator: Basic and diluted weighted average shares outstanding	9,639,706
Basic and diluted net income per share, Class A Common Stock	$0.02

Class B common stock
Numerator: Income allocable to Class B common stock	$43,926
Denominator: Basic and diluted weighted average shares outstanding	2,814,338
Basic and diluted net income per share, Class B Common Stock	$0.02

For the
Period From
August 19, 2021
(Inception)
Through
September 30,
2021

Class A common stock
Numerator: Loss allocable to Class A common stock	$—
Denominator: Basic and diluted weighted average shares outstanding	—
Basic and diluted net loss per share, Class A Common Stock	$(0.00)

Class B common stock
Numerator: Loss allocable to Class B common stock	$(438)
Denominator: Basic and diluted weighted average shares outstanding	2,500,000
Basic and diluted net loss per share, Class B Common Stock	$(0.00)

Fair Value of Financial Instruments

The Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

● Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets. This is the level that the Marketable Securities Held in Trust Account are considered (being $117,974,998 as of September 30, 2022);

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined the United States is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of September 30, 2022 and December 31, 2021 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The provision for income taxes was deemed to be immaterial for the nine months ended September 30, 2022.

New Law and Changes

On August 16, 2022, the Inflation Reduction Act (the “IR Act”) was signed into law, which, beginning in 2023, will impose a 1% excise tax on public company stock buybacks. The Company is assessing the potential impact of the Act.

The IR Act imposes a 1% excise tax on the fair market value of stock repurchases made by covered corporations after December 31, 2022. The total taxable value of shares repurchased is reduced by the fair market value of and newly issued shares during the taxable year. Redemption rights are ubiquitous to nearly all SPACs. Until there is further guidance from the IRS, the Company will continue to access the potential impact of the IR Act. The Company does not expect a material impact on the Company’s financial statements.

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

FUTURETECH II ACQUISITION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

Note 5 — Related Party Transactions

Class B Common Stock

On May 3, 2021, the Company issued an aggregate of 1,437,500 shares of Class B common stock to the Sponsor for an aggregate purchase price of $25,000 in cash, or approximately $0.02 per share. On May 26, 2021, our sponsor transferred 20,000 shares to Mr. Ngoh, 6,000 shares to Mr. Stein, 2,500 shares to Mr. Phoon, 2,500 shares to Mr. Anih and 3,000 shares to Legacy Royals, LLC an entity controlled by Mr. Gordon.

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

Promissory Note — Related Party

On August 19, 2021, the Sponsor issued an unsecured promissory note to the Company, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000 to be used for payment of costs related to the Initial Public Offering. The note is non-interest bearing and payable on the earlier of (i) June 30, 2022 or (ii) the consummation of the Initial Public Offering. These amounts will be repaid upon completion of this offering out of the $700,000 of offering proceeds that has been allocated for the payment of offering expenses. As of September 30, 2022 and December 31, 2021, there was $144,443 and $100,893 outstanding pursuant to the promissory note, respectively. As of the filing date, the Company is delinquent under the terms of the note.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a Business Combination into units at a price of $10.00 per unit. The Units will be identical to the Private Placement Units. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. To date, the Company has no working capital loans outstanding

FUTURETECH II ACQUISITION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 5 — Related Party Transactions (Continued)

Extension Loan — Related Party

If the Company anticipates that it may not be able to consummate a Business Combination within 12 months, the Company may, by resolution of the Company’s board if requested by the Sponsor, extend the period of time to consummate a Business Combination up to two times, each by an additional three months (for a total of up to 18 months to complete a Business Combination), subject to the Sponsor depositing additional funds into the Trust Account as set out below. Pursuant to the terms of the Company’s amended and restated certificate of incorporation and the trust agreement entered into between the Company and Continental Stock Transfer & Trust Company, in order for the time available for the Company to consummate the initial Business Combination to be extended, the Sponsor or its affiliates or designees, upon five business days advance notice prior to the applicable deadline, must deposit into the Trust Account $1,150,000 since the underwriters’ over-allotment option is exercised in full ($0.10 per unit), on or prior to the date of the applicable deadline, for each of the available three month extensions, providing a total possible Business Combination period of 18 months at a total payment value of $2,300,000 since the underwriters’ over-allotment option is exercised in full ($0.10 per unit) (the “Extension Loans”). Any such payments would be made in the form of non-interest-bearing loans. If the Company completes its initial Business Combination, the Company will, at the option of the Sponsor, repay the Extension Loans out of the proceeds of the Trust Account released to the Company or convert a portion or all of the total loan amount into units at a price of $10.00 per unit, which units will be identical to the Private Placement Units. If the Company does not complete a Business Combination, the Company will repay such loans only from funds held outside of the Trust Account. Furthermore, the letter agreement among the Company and the Company’s officers, directors, and the Sponsor contains a provision pursuant to which the Sponsor will agree to waive its right to be repaid for such loans to the extent there is insufficient funds held outside of the Trust Account in the event that the Company does not complete a Business Combination. The Sponsor and its affiliates or designees are not obligated to fund the Trust Account to extend the time for the Company to complete the initial Business Combination. The public stockholders will not be afforded an opportunity to vote on the extension of time to consummate an initial Business Combination from 12 months to 18 months described above or redeem their shares in connection with such extensions. As of September 30, 2022 and December 31, 2021, there were no amounts understanding under the related party loans.

Administrative Support Agreement

Commencing on the date the Units are first listed on the Nasdaq, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support for up to 18 months. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the three and nine months ended September 30, 2022, the Company recorded $30,000 and $70,000 to the statement of operations pursuant to the agreement, respectively.

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

FUTURETECH II ACQUISITION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

FUTURETECH II ACQUISITION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 7 – Stockholders’ Equity

Preferred Shares — The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At September 30, 2022 and December 31, 2021, there were no preferred shares issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. At September 30, 2022 and December 31, 2021, there were 635,075 and none Class A common stock issued and outstanding, respectively, which included 115,000 representative shares. As of September 30, 2022 and December 31, 2021, there were 11,500,000 and none shares, respectively, of Class A common stock that were classified as temporary equity in the accompanying balance sheets.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each share. At September 30, 2022 and December 31, 2021, there were 2,875,000 Class B common stock issued and outstanding. Upon exercise of the over-allotment option, 375,000 shares of Class B common stock are no longer subject to forfeiture.

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

FUTURETECH II ACQUISITION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 7 – Stockholders’ Equity (Continued)

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to September 30, 2022, were organizational activities, those necessary to prepare for the Initial Public Offering and identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Accounts. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ending September 30, 2022, we had net income of $391,997 which consisted of administrative support costs of $30,000, formation and operating costs of $85,711 and franchise tax cost of $50,000 which were offset by interest earned on investments held in the Trust Account of $557,708.

For the nine months September 30, 2022, we had net income of $194,381 which consisted of administrative support costs of $40,000, formation and operating costs of $331,850 and franchise tax cost of $148,767 which were offset by interest earned on investments held in the Trust Account of $674,998.

For the period from August 19, 2021 (inception) through September 30, 2021, we had a net loss of $438 which consisted solely of formation and operating costs.

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

For the nine months ended September 30, 2022, Cash used in operating activities was $535,611.

As of September 30, 2022, we had investments of $117,974,998 held in the Trust Accounts. We intend to use substantially all of the funds held in the Trust Accounts, including any amounts representing interest earned on the Trust Accounts (less taxes paid and deferred underwriting commissions) to complete our initial Business Combination. We may withdraw interest to pay taxes. During the period ended September 30, 2022, we did not withdraw any interest earned on the Trust Accounts. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Accounts will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2022, we had cash of $328,500 outside of the Trust Accounts. We intend to use the funds held outside the Trust Accounts primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete our initial Business Combination.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of September 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

We have not entered any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of the Sponsor a monthly fee up to $10,000 for office space, utilities and secretarial and administrative support services. We began incurring these fees on May 7, 2021 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation. From inception to September 30, 2022, we have incurred $70,000 in fees under this agreement.

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

Class A Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of September 30, 2022, there were 467,575 shares of Class A Common Stock outstanding, excluding 11,500,000 shares of Class A Common Stock are subject to possible redemption.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2022, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds received into the Trust Accounts, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, with the exception of the below.

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

Risks Related to Taxes

New legislation that would change U.S. or foreign taxation of business activities could seriously harm our business, or the financial markets and the market price of our Class A common stock.

In August 2022, the Inflation Reduction Act, or the IRA, was enacted, the provisions of which include a minimum tax equal to 15% of the adjusted financial statement income of certain large corporations, as well as a one percent excise tax on certain share buybacks by public corporations that would be imposed on such corporations. Pending further guidance, it is possible that the IRA could increase our future tax liability, which could in turn adversely impact our business and future profitability.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus for our Initial Public Offering filed with the SEC on March 14, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus for our Initial Public Offering filed with the SEC on March 14, 2022.

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

(c)	Purchase of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

*	Filed herewith.
**	Furnished.
***	To be filed by amendment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

FUTURETECH II ACQUISITION CORP.

Date: November 14, 2022	By:	/s/ Yuquan Wang
	Name:	Yuquan Wang
	Title:	Chief Executive Officer

Date: November 14, 2022	By:	/s/ Michael Greenall
	Name:	Michael Greenall
	Title:	Chief Financial Officer

