Form 10-K/A
period 2021-12-31
FutureTech II Acquisition Corp.
filed 2023-01-04
CIK 1889450

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No.1)

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

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (this Form 10-K/A) amends Part I of the Annual Report on Form 10-K of FutureTech II Acquisition Corp., a Delaware corporation (“FutureTech II,” “we,” “us,” the “registrant” or the “Company,” including our subsidiaries, as applicable), for the year ended December 31, 2021 that we originally filed with the Securities and Exchange Commission (the “SEC”) on March 31,2022(the Original Filing) to disclose that our Sponsor, FutureTech Partners II LLC, is controlled by one or more non-US persons and therefore may constitute a “foreign person” under CFIUS rules and regulation. As such, the pool of potential targets that we may complete an initial business combination with may be limited. The Original Filing has been amended to disclose that the time necessary for government review of the initial business combination or a decision to prohibit the initial business combination could prevent us from completing an initial business combination and require us to liquidate should we be subject to CFIUS review.

In addition, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Form 10-K/A also contains new certifications by the principal executive officer and the principal financial officer in Exhibits 31.1, 31.2, 32.1 and 32.2 as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

Except as set forth in this Form 10-K/A, this Form 10-K/A does not amend or otherwise update any other information in the Original Filing. Other than the information specifically amended and restated herein, this Form 10-K/A does not reflect events occurring after March 31, 2022, the date of the Original Filing, or modify or update those disclosures that may have been affected by subsequent events. Accordingly, this Form 10-K/A should be read in conjunction with the Original Filing and with our filings with the SEC after the Original Filing.

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

Our sponsor, FutureTech Partners II LLC, is controlled by non-U.S. person and has substantial ties to non-U.S. persons in China. As much, we may not be able to complete an initial business combination with a U.S. target company since such initial business combination may be subject to U.S. foreign investment regulations and review by a U.S. government entity such as the Committee on Foreign Investment in the United States (CFIUS), and ultimately prohibited.

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

We may not be able to complete an initial business combination with a U.S. target company since such initial business combination may be subject to U.S. foreign investment regulations and review by a U.S. government entity such as the Committee on Foreign Investment in the United States (CFIUS), and ultimately prohibited

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

Our sponsor, FutureTech Partners II LLC, is controlled by a non-U.S. person and has substantial ties with non-U.S. persons in China. Our sponsor owns approximately 22.9% of our outstanding shares. Certain companies requiring federal-issued licenses in the United States, such as broadcasters and airlines, may be subject to rules or regulations that limit foreign ownership. In addition, CFIUS is an interagency committee authorized to review certain transactions involving foreign investment in the United States by foreign persons in order to determine the effect of such transactions on the national security of the United States. Therefore, because we may be considered a “foreign person” under such rules and regulations, we could be subject to foreign ownership restrictions and/or CFIUS review if our proposed business combination is between us and a U.S. target company engaged in a regulated industry or which may affect national security. The scope of CFIUS was expanded by the Foreign Investment Risk Review Modernization Act of 2018 (“FIRRMA”) to include certain non-passive, non-controlling investments in sensitive U.S. businesses and certain acquisitions of real estate even with no underlying U.S. business. FIRRMA, and subsequent implementing regulations that are now in force, also subject certain categories of investments to mandatory filings. Therefore, if our potential initial business combination with a U.S. target company falls within the scope of foreign ownership restrictions, we may be unable to consummate a business combination with such target company. In addition, if our potential business combination falls within CFIUS’s jurisdiction, we may be required to make a mandatory filing or determine to submit a voluntary notice to CFIUS, or to proceed with the initial business combination without notifying CFIUS and risk CFIUS intervention, before or after closing the initial business combination. CFIUS may decide to block or delay our initial business combination, impose conditions to mitigate national security concerns with respect to such initial business combination or order us to divest all or a portion of a U.S. business of the combined company if we had proceeded without first obtaining CFIUS clearance. The foreign ownership limitations, and the potential impact of CFIUS, may limit the attractiveness of a transaction with us or prevent us from pursuing certain initial business combination opportunities that we believe would otherwise be beneficial to us and our shareholders. As a result, the pool of potential targets with which we could complete an initial business combination may be limited and we may be adversely affected in terms of competing with other special purpose acquisition companies which do not have similar foreign ownership issues.

Moreover, the process of government review, whether by CFIUS or otherwise, could be lengthy. Because we have only a limited time to complete our initial business combination (12 months, or up to 18 months, if we extend the time to complete a business combination) as described elsewhere in this prospectus) our failure to obtain any required approvals within the requisite time period may require us to liquidate. If we liquidate, our public shareholders may only receive $10.15 per share initially, and our warrants would expire worthless. This will also cause you to lose any potential investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

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

Item 4. Mine Safety Disclosures

Not Applicable.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 4th day of January, 2023.

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

Name	Position	Date

/s/ Yuquan Wang	Chief Executive Officer	January 4, 2023
Yuquan Wang	(Principal Executive Officer)

/s/ Michael Greenall	Chief Financial Officer	January 4, 2023
Michael Greenall	(Principal Financial Officer)

/s/ Neil Bush	Independent Director	January 4, 2023
Neil Bush

/s/ Aroop Zutshi	Independent Director	January 4, 2023
Aroop Zutshi

/s/ Jeffrey Moseley	Independent Director	January 4, 2023
Jeffrey Moseley

EXHIBIT INDEX

31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**
32.2	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**

