Form 10-K
period 2022-12-31
FutureTech II Acquisition Corp.
filed 2023-03-31
CIK 1889450

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-41289

FUTURETECH II ACQUISITION CORP.

(Exact Name of Registrant as Specified in its Charter)

Delaware	87-2551539
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

128 Gail Drive New Rochelle, NY	10805
(Address of Principal Executive Offices)	(Zip Code)

(914) 316-4805

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A Common Stock and one Redeemable Warrant	FTIIU	The Nasdaq Global Market LLC

Class A Common stock, $0.0001 par value per share	FTII	The Nasdaq Global Market LLC

Redeemable Warrants, each warrant exercisable for one share of Class A Common Stock at an exercise price of $11.50 per share	FTIIW	The Nasdaq Global Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock outstanding, other than securities held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price on June 30, 2022 for the Class A common stock, trading on such date, as reported on The Nasdaq Global Market, was $114,885,000.

As of March 31, 2023 there were 11,615,000 shares of the Company’s Class A Common Stock, $0.0001 par value per share, and 2,875,000 shares of the Company’s Class B Common Stock, $0.0001 par value per share, issued and outstanding.

PART I

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

The forward-looking statements contained in this Annual Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the section of this Annual Report entitled “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

We use words such as “anticipates,” “believes,” “expects,” “intends,” “seeks,” “plans,” “estimates,” “targets” and similar expressions to identify forward-looking statements. The forward-looking statements contained in this Annual Report involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Part I - Item 1A. Risk Factors” in this Annual Report.

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

Summary of Risk Factors

An investment in our securities involves a high degree of risk. The occurrence of one or more of the events or circumstances described in the section titled “Risk Factors,” alone or in combination with other events or circumstances, may materially adversely affect our business, financial condition and operating results. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Such risks include, but are not limited to:

●	Our public stockholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.

●	Our public stockholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.

●	Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek stockholder approval of the initial business combination.

●	If we seek stockholder approval of our initial business combination, our initial stockholders have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

●	The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into an initial business combination with a target.

●	The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

●	Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the ongoing novel coronavirus (“COVID-19”) outbreak.

●	If we seek stockholder approval of our initial business combination, our sponsor, directors, officers and their affiliates may elect to purchase shares or warrants from public stockholders, which may influence a vote on a proposed initial business combination and reduce the public “float” of our Class A common stock.

●	If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

●	The securities in which we invest the funds held in the trust account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public stockholders may be less than $10.20 per share.

●	You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares or warrants, potentially at a loss.

●	Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

●	Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.20 per share on our redemption of our public shares, or less than such amount in certain circumstances, and our warrants will expire worthless.

●	If the net proceeds of our initial public offering and the sale of the placement units not being held in the trust account are insufficient to allow us to operate for at least the next twelve (12) months (or up to eighteen (18) months), we may be unable to complete our initial business combination, in which case our public stockholders may only receive $10.20 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

●	Past performance by members of our management team or their affiliates may not be indicative of future performance of an investment in us.

●	Our sponsor, FutureTech Partners II LLC, is controlled by non-U.S. person and has substantial ties to non-U.S. persons in China. As much, we may not be able to complete an initial business combination with a U.S. target company since such initial business combination may be subject to U.S. foreign investment regulations and review by a U.S. government entity such as the Committee on Foreign Investment in the United States (CFIUS), and ultimately prohibited.

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

The Company’s sponsor is FutureTech Partners II LLC, a Delaware limited liability company (the “Sponsor”). On February 18, 2022, we consummated our Initial Public Offering of 11,500,000 units (the “Units” and, with respect to the Class A common stock included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $115,000,000 (the “Initial Public Offering”), including full exercise of the underwriters’ option to purchase additional Units.

Simultaneously with the consummation of the closing of the Initial Public Offering, we consummated the private placement of an aggregate of 520,075 units (the “Placement Units”) to the Sponsor at a price of $10.00 per Placement Unit, generating total gross proceeds of $5,200,750 (the “Private Placement”). The Placement Units were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, as the transactions did not involve a public offering.

A total of $117,300,000, comprised of the proceeds from the Offering and the proceeds of private placements that closed on February 18, 2022, net of the underwriting commissions, discounts, and offering expenses, was deposited in a trust account established for the benefit of our public stockholders.

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

●	The global AI market reached a value of approximately $40.21 billion in 2020.

●	The AI market is projected to experience strong growth during the next five years, growing by approximately $76.44 billion, representing a CAGR of approximately 21% during the forecast period of 2021 - 2025.

●	North America is expected to represent approximately 56% of the worldwide market’s overall growth.

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

We will focus on hardware technology companies that have large market potentials, mainly in areas of AI and Robotics. Based on the factors discussed elsewhere in this report, robots are becoming the underlying operating system of our society. Integrated with AI, robots can perform complex tasks that require rich human experience. Various types of robots have been introduced into the market, such as cleaning robots, hotel service robots, logistics robots, cruising robots, cooking robots and human-like social robots. These robots are gradually being integrated into our daily lives and we believe that they will likely be significantly further popularized in the future.

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

We will seek to acquire a business whose products utilize a proprietary or patented technology, have a significant market position in a specific geographic or technological niche, or have a significant market position in a specific geographic or technological niche, or have some other form of distinct competitive advantage. The factors we intend to consider include management’s credentials, growth prospects, competitive dynamics, level of industry consolidation, need for capital investment, intellectual property, barriers to entry, and merger terms. These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant. In the event that we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our stockholder communications related to our initial business combination, which would be in the form of proxy solicitation materials or tender offer documents that we would file with the SEC.

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

Members of our management team, including our officers and directors, directly or indirectly own our securities and, accordingly, may have a conflict of interest in determining whether a particular target company is an appropriate business with which to effectuate our initial business combination. Each of our officers and directors, as well as our management team, may have a conflict of interest with respect to evaluating a particular business combination, including if the retention or resignation of any such officers, directors, and management team members was included by a target business as a condition to any agreement with respect to such business combination.

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

The net proceeds of our Initial Public Offering and the sale of the placement units released to us from the trust account upon the closing of our initial business combination may be used as consideration to pay the sellers of a target business with which we complete our initial business combination. If our initial business combination is paid for using equity or debt securities, or not all of the funds released from the trust account are used for payment of the consideration in connection with our initial business combination or used for redemption of our public shares, we may use the balance of the cash released to us from the trust account following the closing for general corporate purposes, including for maintenance or expansion of operations of the post-transaction businesses, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital. In addition, we may be required to obtain additional financing in connection with the closing of our initial business combination to be used following the closing for general corporate purposes as described above.

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

Our amended and restated certificate of incorporation provides that, prior to the consummation of our initial business combination, we will be prohibited from issuing additional securities that would entitle the holders thereof to (i) receive funds from the trust account; or (ii) vote as a class with our public shares: (a) on any initial business combination, or (b) to approve an amendment to our amended and restated certificate of incorporation to: (x) extend the time we have to consummate a business combination, or (y) amend the foregoing provisions, unless (in connection with any such amendment to our amended and restated certificate of incorporation) we offer our public stockholders the opportunity to redeem their public shares

Employees

We currently have two officers. These individuals are not obligated to devote any specific number of hours to our matters but they devote as much of their time as they deem necessary, in the exercise of their respective business judgement, to our affairs and intend to continue doing so until we have completed our initial business combination. The amount of time that our officers or any members of our management team devote in any time period may vary based on whether a target business has been selected for our initial business combination and the current stage of the initial business combination process.

Corporate Information

Our executive offices are located at 128 Gail Drive, New Rochelle, New York 10805, and our telephone number is (914) 316-4805.

Item 1A. Risk Factors

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this Item. Factors that could cause our actual results to differ materially from those in this Annual Report are any of the risks described in our final prospectus for our Initial Public Offering filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Annual Report, except as follows, there have been no material changes to the risk factors disclosed in our final prospectus dated February 14, 2022 filed with the SEC, our Annual Report on Form 10-K for the year ended December 31, 2021, our Form 8-K filed with the SEC on April 25, 2022, our Quarterly Report on Form 10-Q for the period ended March 31, 2022, and our Quarterly Report on Form 10-Q for the period ended September 30, 2022. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

Our sponsor, FutureTech Partners II LLC, is controlled by a non-U.S. person and has substantial ties with non-U.S. persons in China. Our sponsor owns approximately 22.3% of our outstanding shares. Certain companies requiring federal-issued licenses in the United States, such as broadcasters and airlines, may be subject to rules or regulations that limit foreign ownership. In addition, CFIUS is an interagency committee authorized to review certain transactions involving foreign investment in the United States by foreign persons in order to determine the effect of such transactions on the national security of the United States. Therefore, because we may be considered a “foreign person” under such rules and regulations, we could be subject to foreign ownership restrictions and/or CFIUS review if our proposed business combination is between us and a U.S. target company engaged in a regulated industry or which may affect national security. The scope of CFIUS was expanded by the Foreign Investment Risk Review Modernization Act of 2018 (“FIRRMA”) to include certain non-passive, non-controlling investments in sensitive U.S. businesses and certain acquisitions of real estate even with no underlying U.S. business. FIRRMA, and subsequent implementing regulations that are now in force, also subject certain categories of investments to mandatory filings. Therefore, if our potential initial business combination with a U.S. target company falls within the scope of foreign ownership restrictions, we may be unable to consummate a business combination with such target company. In addition, if our potential business combination falls within CFIUS’s jurisdiction, we may be required to make a mandatory filing or determine to submit a voluntary notice to CFIUS, or to proceed with the initial business combination without notifying CFIUS and risk CFIUS intervention, before or after closing the initial business combination. CFIUS may decide to block or delay our initial business combination, impose conditions to mitigate national security concerns with respect to such initial business combination or order us to divest all or a portion of a U.S. business of the combined company if we had proceeded without first obtaining CFIUS clearance. The foreign ownership limitations, and the potential impact of CFIUS, may limit the attractiveness of a transaction with us or prevent us from pursuing certain initial business combination opportunities that we believe would otherwise be beneficial to us and our shareholders. As a result, the pool of potential targets with which we could complete an initial business combination may be limited and we may be adversely affected in terms of competing with other special purpose acquisition companies which do not have similar foreign ownership issues.

Moreover, the process of government review, whether by CFIUS or otherwise, could be lengthy. Because we have only a limited time to complete our initial business combination (12 months, or up to 18 months, if we extend the time to complete a business combination) our failure to obtain any required approvals within the requisite time period may require us to liquidate. If we liquidate, our public shareholders may only receive $10.10 per share initially, and our warrants would expire worthless. This will also cause you to lose any potential investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our executive offices are located at 128 Gail Drive, New Rochelle, New York 10805 and our telephone number is (914) 316-4805. We have agreed to pay FutureTech Partners II LLC a total of $10,000 per month for office space, utilities and secretarial and administrative support and the use of this office location is included in such $10,000 monthly payment. During the year ended December 31, 2022, $66,000 was paid. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. We consider our current office space adequate for our current operations.

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

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Our units, public shares and public warrants are each traded on the Nasdaq Global Market under the symbols “ FTIIU,” “FTII” and “FTIIW,” respectively. Our units commenced public trading on February 16, 2022. Our Class B common stock is not listed on any exchange.

As of March 30, 2023, there were 2 holders of record of our units, 4 holders of record of our Class A common stock, 5 holders of record of our Class B common stock and 1 holder of record of our warrants. A substantially greater number of holders of Class A common stock are “street name” or beneficial holders, whose shares of record are held by banks, brokers, and other financial institutions. As a result, we are unable to estimate the total number of stockholders represented by the record holders of our common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

See “Use of Proceeds from the Initial Public Offering,” below.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Use of Proceeds from the Initial Public Offering

On February 18, 2022, we completed our Initial Public Offering of 11,500,000 units. Each Unit consists of one share of Class A common stock and one redeemable warrant. Each Public Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per share. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $115,000,000.

On February 18, 2022, simultaneously with the sale of the Units, the Company consummated the private sale of 520,075 Placement Units to the Sponsor, generating gross proceeds of $5,200,750. The Placement Units were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, as the transactions did not involve a public offering.

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

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

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

For the year end December 31, 2022, we had net income of $700,015, which consisted of investment income of $1,676,585, partially offset by expenses of $666,311 and tax expense of $310,259.

For the period from August 19, 2021 (inception) through December 31, 2021, we had a net loss of $438 which consisted of formation costs.

Liquidity and Capital Resources

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until May 18, 2023 to complete a Business Combination. It is uncertain that the Company will be able to consummate an initial Business Combination by this time. If an initial Business Combination is not consummated by this date and the Company has not exercised its option to extend the deadline, there will be a mandatory liquidation and subsequent dissolution of the Company. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the Company’s inability to continue as a going concern.

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value. The Company had $262,756 in cash and no cash equivalents as of December 31, 2022.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

The preparation of audited financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the audited financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. As of December 31, 2022, there were no critical accounting policies.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2022, our disclosure controls and procedures were effective.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for us. Under the supervision and with the participation of our Certifying Officers, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022 based on criteria specified in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, our management, including our chief executive officer and chief financial officer, concluded that, as of December 31, 2022, the internal control over financial reporting was effective. Additionally, based on management’s assessment, we determined that there were no material weaknesses in our internal control over financial reporting as of December 31, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position

Yuquan Wang	51	Chief Executive Officer and Director
Michael Greenall	61	Chief Financial Officer, Secretary and Director
Neil Bush	68	Independent Director
Aroop Zutshi	61	Independent Director
Jeffrey Moseley	68	Independent Director

Yuquan Wang, Chief Executive Officer and Director

Yuquan Wang has been our Chief Executive Officer and a member of our board of directors since our inception. Mr. Wang has been the founding partner of Haiyin Capital since January 2009. Additionally, Mr. Wang has served as a board member of Soft Robotics Inc. from February 2016 to January 2021. Mr. Wang served as a board member for Wicab, Inc. since July 2014 and as a board member of Cerevast Medical, Inc. since October 2014. Since January 2003, Mr. Wang has served as a board member of Frost & Sullivan (Beijing). Mr. Wang also currently serves as a board member of T4Game since August 2013. In addition, Mr. Wang served as a board member of Hanson Robotics since March 2015. Mr. Wang is the co-founder and has served as the chairman of Innovation Map since June 2016 and the Chairman of Innovation Map USA since August 2017. Mr. Wang has served as an advisor to the George H.W. Bush Foundation for U.S.-China Relation since January 2021. Since May 2009, Mr. Wang has served as a board member of Easescent Wine. He also currently serves as a member of the board of Fuwen Enterprise Management Consulting since December 2011, and Guangkong Haiyin Enterprise Management since October 2014. Mr. Wang is the CEO of FutureTech Acquisition Corp., where he currently serves as a member of the board.

Michael Greenall, Chief Financial Officer, Director and Secretary

Michael Greenall has been our Chief Financial Officer, a member of our board of directors, and our Secretary since our inception. Mr. Greenall has been advising family offices on investments and trading in the equity markets since January 2021. He is also the founder of Kairos Villa - an eco-resort hotel in Malaysia. He served as the Managing Director and Head of Equity for BNP Paribas Malaysia from September 2014 to April 2016. Additionally, Mr. Greenall served as the Managing Director and Regional Head of Research and ASEAN strategist for CIMB Securities from April 2016 to July 2018. Mr. Greenall was the Chief Executive Officer and Managing Director for Value Partners Group from July 2018 to June 2020.

Neil Bush, Independent Director

Neil Bush has served on our board of directors since February 2022. Mr. Bush has been the sole member of Neil Bush Global Advisors, LLC since January 1998. Additionally, Mr. Bush has been on the board of directors for Hong Kong Finance Investment Holding Group since 2012. Mr. Bush has also served as the co-chairman for CIIC since 2006 and as an adviser to CP Group since 2015. Further, Mr. Bush has served as a partner for Asia & America Consultants since March 2016 and the chairman of Singhaiyi since April 2013. Mr. Bush served on the board of Greffex, Inc. since June 2020 and the Points of Light Foundation. Mr. Bush was appointed director of Rebound International, LLC in early 2022.

Aroop Zutshi, Independent Director

Aroop Zutshi has served on our board of directors since February 2022. Mr. Zutshi has been the Global Managing Partner and Executive Board Member for Frost & Sullivan, a business consulting firm. since June 2020. From October 1997 to June 2020, Mr. Zutshi served as the Global President and Managing Partner at Frost & Sullivan.

Jeffrey Moseley, Independent Director

Jeffrey Moseley has served on our board of directors since February 2022. Mr. Moseley has served as the director of SNU Foundation since April 2016. Mr. Moseley previously served as director of Wallis Bank from April 2014 to February 2018.

Number and Terms of Office of Officers and Directors

We have five directors. Our board of directors is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq. The term of office of the first class of directors, consisting of Neil Bush, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Jeffrey Moseley and Aroop Zutshi, will expire at the second annual meeting of stockholders. The term of office for the third class of directors consisting of Yuquan Wang and Michael Greenall, will expire at the third annual meeting of stockholders.

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

Executive Officer and Director Compensation

None of our officers has received any cash compensation for services rendered to us. Commencing on the date of our Initial Public Offering, we have agreed to pay an affiliate of our sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. Other than as set forth above, no compensation of any kind, including any finder’s fee, reimbursement, consulting fee or monies in respect of any payment of a loan, will be paid by us to our sponsor, officers, directors or any affiliate of our sponsor, officers or directors, prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is). Our officers and directors will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers, directors, or our or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the trust account. Other than quarterly audit committee review of such payments, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with identifying and consummating an initial business combination.

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

Audit Committee

We established an audit committee of the board of directors. Neil Bush and Jeffrey Moseley serve as members of our audit committee, and Aroop Zutshi chairs the audit committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent. Each of Messrs. Bush, Zutshi, and Moseley meet the independent director standards under Nasdaq listing standards and under Rule 10-A-3(b)(1) of the Exchange Act.

Each member of the audit committee is financially literate, and our board of directors has determined that Mr. Zutshi qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

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

Compensation Committee

We established a compensation committee of the board of directors. Aroop Zutshi and Jeffrey Moseley serve as members of our compensation committee, and Mr. Moseley chairs the compensation committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent. Messrs. Zutshi and Moseley are independent.

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

We have adopted a Code of Ethics applicable to our directors, officers and employees. We have filed a copy of our Code of Ethics and our audit committee charter as exhibits to the registration statement for our Initial Public Offering. You can review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, certain officers and any beneficial owners of more than 10% of our common stock to file reports relating to their ownership and changes in ownership of our common stock with the SEC by certain deadlines. Based on a review of Section 16 filings with respect to our Company made during or with respect to the preceding year, we are not aware of any late Section 16(a) filings other than one late Form 3 report filed by Mr. Bush and one late Form 3 report filed by the Sponsor.

Item 11. Executive Compensation

None of our executive officers or directors have received any cash compensation for services rendered to us. No compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an initial business combination. However, our initial stockholders, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of out-of-pocket expenses reimbursable by us.

After our initial business combination, members of our management team who remain with us may be paid consulting, management, or other fees from the combined company with any and all amounts being fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials furnished to our stockholders. The amount of such compensation may not be known at the time of a stockholder meeting held to consider an initial business combination, as it will be up to the directors of the post-combination business to determine executive and director compensation. In this event, such compensation will be publicly disclosed at the time of its determination in a Current Report on Form 8-K, as required by the SEC.

Since our formation, we have not granted any stock options or stock appreciation rights or any other awards under long-term incentive plans to any of our executive officers or directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of March 30, 2023 by:

● each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

● each of our executive officers and directors that beneficially owns shares of common stock; and

● all our executive officers and directors as a group.

In the table below, percentage ownership is based on 15,010,075 shares of our common stock, consisting of (i) 12,135,075 shares of our Class A common stock, and (ii) 2,875,000 shares of our Class B common stock, issued and outstanding as of March 30, 2023. On all matters to be voted upon, holders of the shares of Class A common stock and shares of Class B common stock vote together as a single class. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of the date of this Report.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all of our common stock beneficially owned by them.

On October 8, 2021, our sponsor paid an aggregate of $25,000, or approximately $0.009 per share, in exchange for the issuance of 2,875,000 shares of our Class B common stock. Prior to the initial investment in the company of $25,000 by our sponsor, the company had no assets, tangible or intangible. The per unit price of the founder shares was determined by dividing the amount contributed to the company by the number of founder shares issued.

	Class A Common Stock		Class B Common Stock		Approximate
Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned (2)	Approximate Percentage of Class	Percentage of Outstanding Common Stock
Sponsor, Officers and Directors
FutureTech Partners II LLC (2)	520,075	4.3%	2,825,000	98.3%	22.3%
Yuquan Wang (2)	520,075	4.3%	2,825,000	98.3%	22.3%
Michael Greenall	-	-	20,000	*	*
Neil Bush	-	-	10,000	*	*
Aroop Zutshi	-	-	10,000	*	*
Jeffrey Moseley	-	-	10,000	*	*
All executive officers and directors as a group (five individuals)	520,075	4.3%	2,875,000	100.0%	22.6%
5% Holders
Karpus Management, Inc. (3)	1,120,277	9.2%	-	-	7.5%
Shaolin Capital Management LLC (4)	960,962	7.9%	-	-	6.4%
ATW SPAC Management LLC (5)	850,000	7.0%	-	-	5.7%
Boothbay Fund Management, LLC (6)	850,000	7.0%	-	-	5.7%
Saba Capital Management, L.P. (7)	768,503	6.3%	-	-	5.1%

* Less than 1%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o FutureTech II Acquisition Corp., 128 Gail Drive, New Rochelle, NY 10805.
(2)	FutureTech Partners II LLC, our sponsor, is the record holder of the securities reported herein. Yuquan Wang is a member. By virtue of this relationship, Mr. Wang may be deemed to share beneficial ownership of the securities held of record by our sponsor. Mr. Wang disclaims any such beneficial ownership except to the extent of his pecuniary interest.

(3)	According to a Schedule 13G filed with the SEC on February 14, 2023 by Karpus Management, Inc., a New York corporation, d/b/a Karpus Investment Management (“Karpus”). Karpus is controlled by City of London Investment Group plc, which is listed on the London Stock Exchange. Karpus holds shared voting and dispositive power over the shares owned directly by the accounts managed by Karpus and thus Karpus may be deemed the beneficial owner of these shares. The business address of Karpus is 183 Sully’s Trail, Pittsford, New York 14534.
(4)	According to a Schedule 13G filed with the SEC on February 14, 2023 by Shaolin Capital Management LLC (“Shaolin”), the business address of Shaolin is 230 NW 24th Street, Suite 603, Miami, FL 33127. Shaolin holds 960,962 shares of Class A common stock. Shaolin serves as the investment advisor to Shaolin Capital Partners Master Fund, Ltd., a Cayman Islands exempted company, MAP 214 Segregated Portfolio, a segregated portfolio of LMA SPC, DS Liquid DIV RVA SCM LLC and Shaolin Capital Partners SP, a segregated portfolio of PC MAP SPC, being managed accounts being advised by Shaolin Capital Management LLC.
(5)	According to a Schedule 13G filed with the SEC on February 14, 2023 by ATW SPAC Management LLC. The shares are held by one or more private funds managed by ATW SPAC Management LLC, a Delaware limited liability company (the “ATW Adviser”), which has been delegated exclusive authority to vote and/or direct the disposition of such shares held by sub-accounts of one or more pooled investment vehicles managed by a Delaware limited liability company. Antonio Ruiz-Gimenez and Kerry Propper are managing members of the ATW Adviser. The address of the business office of the ATW Adviser is 17 State Street, Suite 2100, New York, New York, 10004.
(6)	According to a Schedule 13G filed with the SEC on February 18, 2022 by Boothbay Fund Management, LLC, a Delaware limited liability company (the “Boothbay Adviser”). Ari Glass is the Managing Member of the Boothbay Adviser. Certain subadvisors have been delegated the authority to act on behalf of one or more private funds managed by the Boothbay Adviser, including exclusive authority to vote and/or direct the disposition of certain shares held by such funds, and such shares may be reported in regulatory filings made by such subadvisors. The address of the reporting persons is 140 East 45th Street, 14th Floor, New York, New York 10017.
(7)	According to a Schedule 13G/A filed with the SEC on February 14, 2023 by Saba Capital Management, L.P., a Delaware limited partnership (“Saba Capital”), Saba Capital Management GP, LLC, a Delaware limited liability company (“Saba GP”), and Mr. Boaz R. Weinstein (“Mr. Weinstein”). Saba Capital, Saba GP and Mr. Weinstein may be deemed to have beneficial ownership of these shares. The principal business address of Saba Capital, Saba GP and Mr. Weinstein is 405 Lexington Avenue, 58th Floor, New York, New York 10174.

The founder shares held by our initial stockholders represent 19.2% of our outstanding shares of common stock. Because of this ownership block, our initial stockholders may be able to effectively influence the outcome of all other matters requiring approval by our stockholders, including amendments to our amended and restated certificate of incorporation and approval of significant corporate transactions including our initial business combination. Holders of our public shares do not have the right to appoint any directors to our board of directors prior to our initial business combination.

Each holder of the founder shares has agreed (a) to vote any founder shares owned by it in favor of any proposed business combination and (b) not to redeem any founder shares in connection with a stockholder vote to approve a proposed initial business combination. Our sponsor and our executive officers and directors are deemed to be our “promoters” as such term is defined under the federal securities laws.

Item 13. Certain Relationships and Related Transactions, and Director Independence

On October 8, 2021, the Company issued an aggregate of 2,875,000 shares of Class B common stock to the Sponsor for an aggregate purchase price of $25,000 in cash. Such Class B common stock includes an aggregate of up to 375,000 shares that were subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the Sponsor would collectively own at least 20% of the Company’s issued and outstanding shares after the Offering (assuming the initial stockholders did not purchase any Public Shares in the Offering and excluding the Placement Units and underlying securities). The underwriters exercised the over-allotment option in full so those shares are no longer subject to forfeiture.

The initial stockholders have agreed not to transfer, assign or sell any of the Class B common stock (except to certain permitted transferees) until the earlier of (i) one year after the date of the consummation of a Business Combination, or (ii) the date on which the closing price of the Company’s common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing six months after a Business Combination, or earlier, in each case, if, subsequent to a Business Combination, the Company consummates a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of the Company’s stockholders having the right to exchange their common stock for cash, securities or other property.

On August 19, 2021, the Sponsor committed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note was non-interest bearing and was payable on the earlier of March 31, 2022 or the completion of the Initial Public Offering. The Note balance was $144,443 as of December 31, 2022 and the Company is delinquent under the terms of the note.

In order to finance transaction costs in connection with a Business Combination, the Sponsor may provide us with a loan to the Company up to $1,500,000 as may be required (“Working Capital Loans”). Such Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such loans may be converted upon consummation of a Business Combination into additional Placement Units at a price of $10.00 per Unit. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of December 31, 2022, there were no amounts outstanding under any Working Capital Loans.

If the Company anticipates that it may not be able to consummate the initial Business Combination within 12 months, the Company may, by resolution of the board if requested by the Sponsor, extend the period of time to consummate a Business Combination up to two times, each by an additional three months (for a total of up to 18 months to complete a Business Combination), subject to the Sponsor depositing additional funds into the trust account as set out below. Pursuant to the terms of the Amended and Restated Certificate of Incorporation and the trust agreement entered into between the Company and Continental Stock Transfer & Trust Company, in order for the time available for the Company to consummate the initial Business Combination to be extended, the Sponsor or its affiliates or designees, must deposit into the Trust Account $1,150,000 ($0.10 per unit), on or prior to the date of the applicable deadline, for each of the available three month extensions, providing a total possible Business Combination period of 18 months at a total payment value of $2,300,000 ($0.20 per unit). Any such payments would be made in the form of a loan. Any such loans will be non-interest bearing and payable upon the consummation of a Business Combination out of the proceeds of the trust account released to the Company.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Neil Bush, Aroop Zutshi and Jeffrey Moseley are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accounting Fees and Services

The following is a summary of fees paid or to be paid to Adeptus Partners, LLC, or Adeptus Partners, for services rendered.

Audit Fees. Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Adeptus Partners in connection with regulatory filings. The aggregate fees of Adeptus Partners for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 8-K for the respective periods and other required filings with the SEC for the year ended December 31, 2022 and for the period from August 19, 2021 (date of inception) to December 31, 2021 totaled approximately $66,000 and $40,000, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Adeptus Partners any audit-related fees for the year ended December 31, 2022 and for the period from August 19, 2021 to December 31, 2021.

Tax Fees. We did not pay Adeptus Partners for tax return services, planning and tax advice for the year ended December 31, 2022 and for the period August 19, 2021 to December 31, 2021.

All Other Fees. We did not pay Adeptus Partners for any other services for the year ended December 31, 2022 and for the period from August 19, 2021 to December 31, 2021.

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

ITEM 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Form 10-K:

(1) Financial Statements

(2) Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes beginning on page F-1 of this Report.

(3) Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be obtained on the SEC website at www.sec.gov.

FUTURETECH II ACQUISITION CORP.

INDEX TO FINANCIAL STATEMENTS

Page(s)
Report of Independent Registered Public Accounting Firm (PCAOB No. 3686)	F-2
Financial Statements:
Balance Sheets as of December 31, 2022 and December 31, 2021	F-3
Statements of Operations for the Year Ended December 31, 2022 and for the Period from August 19, 2021 (inception) through December 31, 2021	F-4
Statements of Changes in Stockholders’ Equity (Deficit) for the Year Ended December 31, 2022 and for the Period from August 19, 2021 (inception) through December 31, 2021	F-5
Statements of Cash Flows for the year ended December 31, 2022 and for the Period from August 19, 2021 (inception) through December 31, 2021	F-6
Notes to Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of FutureTech II Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of FutureTech II Acquisition Corp. (the Company) as of December 31, 2022 and 2021, and the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for the year ended December 31, 2022 and the period of August 19, 2021 (inception) to December 31, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and the period of August 19, 2021 (inception) to December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has negative working capital and an accumulated deficit that raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ Adeptus Partners, LLC

Adeptus Partners, LLC

We have served as the Company’s auditor since 2021.

Ocean, New Jersey
March 31, 2023
PCAOB ID: 3686

FUTURETECH II ACQUISITION CORP.

BALANCE SHEETs

	December 31,	December 31,
	2022	2021

ASSETS
Current Assets:
Cash	$262,756	$5,000
Prepaid expenses	157,614	-
Total Current Assets	420,370	5,000

Deferred offering costs	-	135,455

Marketable Securities held in Trust Account	118,976,585	-

Prepaid expenses, non-current	77,654	-
Total Assets	$119,474,609	$140,455

LIABILITIES STOCKHOLDERS’ (DEFICIT) EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$130,225	$-
Franchise tax payable	200,000	-
Income tax payable	310,259	-
Accrued offering costs	2,708	15,000
Note payable - Sponsor	144,443	100,893
Total Current Liabilities	787,635	115,893

Deferred underwriting commission	3,450,000	-

Total Liabilities	4,237,635	115,893

COMMITMENTS AND CONTINGENCIES (Note 6)

Redeemable Class A common stock subject to possible redemption,11,500,000 shares at redemption value of $10.30 per share	118,466,326	-

Stockholders’ (deficit) equity:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value, 100,000,000 shares authorized, 635,075 issued and outstanding (including 115,000 representative shares)	64	-
Class B common stock, $0.0001 par value, 10,000,000 shares authorized, 2,875,000 shares issued and outstanding	288	288
Additional paid-in capital	-	24,712
Accumulated deficit	(3,229,704)	(438)
Total Stockholders’ (Deficit) Equity	(3,229,352)	24,562
Total Liabilities and Stockholders’ (Deficit) Equity	$119,474,609	140,455

The accompanying notes are an integral part of these financial statements

FUTURETECH II ACQUISITION CORP.

STATEMENTS OF OPERATIONS

	For the	For the Period August 19, 2021 (Inception)
	Year Ended	Through
	December 31, 2022	December 31, 2021
EXPENSES
Administrative fee - related party	$100,000	$-
Franchise tax	200,000	-
General and administrative	366,311	438
TOTAL EXPENSES	666,311	438

OTHER INCOME
Income earned on Investments held in Trust Account	1,676,585	-
TOTAL OTHER INCOME	1,676,585	-

Pre-tax income (loss)	1,010,274	(438)

Income tax	(310,259)

Net income (loss)	$700,015	$(438)

Weighted average number of shares of Class A common stock outstanding, basic and diluted	10,109,890	-
Basic and diluted net income (loss) per share of Class A common stock	$0.05	$(0.00)

Weighted average number of shares of Class B stock outstanding, basic and diluted	2,829,670	2,500,000
Basic and diluted net income (loss) per share of Class B common stock	$0.05	$(0.00)

The accompanying notes are an integral part of these financial statements.

FUTURETECH II ACQUISITION CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR YEAR ENDED DECEMBER 31, 2022

AND FOR THE PERIOD FROM AUGUST 19, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

	Class A		Class B		Additional		Total Stockholders’
	Common Stock		Common Stock		Paid in	Accumulated	Equity
	Shares	Amounts	Shares	Amounts	Capital	Deficit	(Deficit)
Balance - August 19, 2021 (inception)	-	-	-	-	-	-	-
Issuance of Class B common stock to Sponsor	-	-	2,875,000	288	24,712	-	25,000
Net loss						(438)	(438)
Balance - December 31, 2021		-	2,875,000	288	24,712	(438)	24,562
Sale of units in Initial Public Offering	11,500,000	1,150	-	-	115,000,000	-	115,000,000
Offering costs	-	-	-	-	(2,239,502)	-	(2,239,502)
Sale of Private Placement Units	520,075	52	-	-	5,200,968	-	5,200,750
Shares issued to representative	115,000	12	-	-	(12)	-	-
Deferred underwriting commission	-	-	-	-	(3,450,000)	-	(3,450,000)
Class A Common Stock subject to possible redemption	(11,500,000)	(1,150)	-	-	(117,298,850)	-	(117,300,000)
Remeasurement adjustment	-	-	-	-	2,762,954	(3,929,281)	(1,166,327)
Net income	-	-	-	-	-	700,015	700,015
Balance December 31, 2022	635,075	$64	2,875,000	$288	$-	$(3,229,704)	$(3,229,352)

The accompanying notes are an integral part of these financial statements

FUTURETECH II ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

	For the year Ended	For the Period From August 19, 2021 (Inception) Through
	December 31, 2022	December 31, 2021

Cash flows from Operating Activities:
Net income (loss)	$700,015	$(438)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Income earned on marketable securities held in the Trust Account	(1,676,585)	-
Changes in operating assets and liabilities:
Prepaid expenses	(157,614)	-
Franchise tax payable	200,000
Income tax payable	310,259
Other assets	(77,654)	-
Accounts payable and accrued expenses	100,225	438
Net cash used in operating activities	(601,354)	-

Cash flows from Investing Activities:
Investment of cash in Trust Account	(117,300,000)	-
Net cash used in investing activities	(117,300,000)	-

Cash flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discount paid	115,000,000	-
Proceeds from issuance of Class B common stock to sponsor		25,000
Proceeds from sale of private placement units	5,200,750	-
Underwriting fee paid	(1,725,000)
Note receivable	(100,000)	-
Note receivable – repayment	100,000	-
Payment of offering costs	(316,640)	(20,000)
Net cash provided by financing activities	118,159,111	5,000

Net change in cash	257,756	5,000

Cash - Beginning of the period	5,000	-
Cash - End of the period	$262,756	$5,000

Supplemental disclosure of non-cash financing activities:

Deferred underwriting commission	$3,450,000	$-
Accrued deferred offering costs	$-	15,000
Initial Classification of Class A common stock subject to redemption	$118,553,638	$-
Remeasurement adjustment	$3,929,281	$-
Offering costs paid by Promissory note - related parties	$187,993	$100,893

The accompanying notes are an integral part of these financial statements

FUTURETECH II ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Note 1 - Description of Organization and Business Operations, Going Concern and Basis of Presentation

FutureTech II Acquisition Corp. (the “Company”) is a blank check company incorporated in Delaware on August 19, 2021. The Company was formed for the purpose of effectuating a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses (the “Business Combination”). The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of December 31, 2022, the Company had not commenced any operations. All activity for the period from April 13, 2021 (inception) through December 31, 2022 relates to organizational activities and identifying a target company for a business combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Company’s initial public offering (the “Initial Public Offering”). The Company has selected December 31 as its fiscal year end.

The registration statement for the Initial Public Offering was declared effective on February 14, 2022. On February 18, 2022, the Company consummated the Initial Public Offering of 11,500,000 units (“Units” and, with respect to the shares of Class A common stock included in the Units offered, the “Public Shares”), generating gross proceeds of $115,000,000, which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 520,075 private placement units (the “Private Placement Units”) at a price of $10.00 per unit in a private placement to the FutureTech Partners II LLC (the “Sponsor”), generating gross proceeds of $5,200,750, which is described in Note 4.

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

Following the closing of the Initial Public Offering, $700,000 of cash was held outside of the Trust Account available for working capital purposes. As of December 31, 2022, the Company has available to it $262,756 of cash on its balance sheet and a working capital deficit of $367,265.

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

FUTURETECH II ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Note 1 - Description of Organization and Business Operations (Continued)

The Company has until May 18, 2023 (or up to August 18, 2023, as applicable) to consummate a Business Combination. If the Company is unable to complete a Business Combination within 12 months from the closing of the Initial Public Offering (or up to 18 months from the closing of the Initial Public Offering at the election of the Company in two separate three month extensions subject to satisfaction of certain conditions, including the deposit of up to $1,150,000 ($0.10 per unit in either case) for each three month extension, into the Trust Account, or as extended by the Company’s stockholders in accordance with its certificate of incorporation), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and its board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) above to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is the Company’s intention to redeem its Public Shares as soon as reasonably possible following the 12th month (or up to 18 months from the closing of the Initial Public Offering at the election of the Company in two separate three month extensions subject to satisfaction of certain conditions, including the deposit of up to $1,150,000 ($0.10 per unit in either case) for each three month extension, into the Trust Account, or as extended by the Company’s stockholders in accordance with its certificate of incorporation). As such, the Company’s stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of such stockholders may extend well beyond the third anniversary of such date. On February 17, 2023, the Company caused to be deposited $1,150,000 into the Trust Account for its public stockholders, representing $0.10 per Public Share, allowing the Company to extend the period of time it has to consummate its initial Business Combination by three months from February 18, 2023 to May 18, 2023 (the “Extension”). The Extension is the first of the two three-month extensions permitted mentioned above.

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.20 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the day of liquidation of the Trust Account, if less than $10.20 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriter of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and believe that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure its stockholders that the Sponsor would be able to satisfy those obligations. None of the Company’s officers or directors will indemnify the Company for claims by third parties including, without limitation, claims by vendors and prospective target businesses. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity and Management’s Plans

At December 31, 2022, the Company had cash of $262,756 and working capital deficit of $367,265.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until May 18, 2023 to complete a Business Combination. It is uncertain that the Company will be able to consummate an initial Business Combination by this time. If an initial Business Combination is not consummated by this date and the Company has not exercised its option to extend the deadline, there will be a mandatory liquidation and subsequent dissolution of the Company. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the Company’s inability to continue as a going concern.

FUTURETECH II ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Note 1 - Description of Organization and Business Operations (Continued)

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

Additionally, as a result of the military action commenced in February 2022 by the Russian Federation and Belarus in the country of Ukraine and related economic sanctions, the Company’s ability to consummate a Business Combination or the operations of a target business with which the Company ultimately consummates a Business Combination may be materially and adversely affected. Further, the Company’s ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of this action and related sanctions on the world economy and the specific impact on the Company’s financial position, results of operations and/or ability to consummate a Business Combination are not yet determinable. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the accounting and disclosure rules and regulations of the U.S. Securities and Exchange Commission.

FUTURETECH II ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Note 2 - Summary of Significant Accounting Policies (Continued)

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At December 31, 2022, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value. As of December 31, 2022 and December 31, 2021, the Company had cash of $262,756 and $5,000, respectively. The Company had no cash equivalents as of December 31, 2022 and December 31, 2021.

FUTURETECH II ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Note 2 - Summary of Significant Accounting Policies (Continued)

Trust Account

Upon the closing of the Initial Public Offering and the Private Placement, $117,300,000 ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement Units was held in the Trust Account located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which will be invested only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described above.

As of December 31, 2022, the Company had $118,976,585 in marketable securities held in the Trust Account.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2022, the Class A common stock subject to possible redemption in the amount of $118,466,326 is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets. The increase of $3,929,281 during the year ended December 31, 2022 in the Class A common stock subject to possible redemption is a remeasurement adjustment to the redemption value.

Net Loss Per Share

Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. The Company applies the two-class method in calculating earnings per share. Earnings and losses are shared pro rata between the two classes of shares. The calculation of diluted loss per share of common stock does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering and (ii) sale of the Private Placement Units, because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted earnings per share is the same as basic earnings per share for the periods presented.

FUTURETECH II ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Note 2 - Summary of Significant Accounting Policies (Continued)

The following table reflects the calculation of basic and diluted net income (loss) per share (in dollars, except per share amounts):

Year ended
December 31,
2022

Class A common stock
Numerator: Income allocable to Class A common stock	$546,933
Denominator: Basic and diluted weighted average shares outstanding	10,109,890
Basic and diluted net income per share, Class A Common Stock	$0.05

Class B common stock
Numerator: Income allocable to Class B common stock	$153,082
Denominator: Basic and diluted weighted average shares outstanding	2,829,670
Basic and diluted net income per share, Class B Common Stock	$0.05

For the
Period From
August 19, 2021
(Inception)
Through
December 31,
2021

Class A common stock
Numerator: Loss allocable to Class A common stock	$-
Denominator: Basic and diluted weighted average shares outstanding	-
Basic and diluted net loss per share, Class A Common Stock	$(0.00)

Class B common stock
Numerator: Loss allocable to Class B common stock	$(438)
Denominator: Basic and diluted weighted average shares outstanding	2,500,000
Basic and diluted net loss per share, Class B Common Stock	$(0.00)

Fair Value of Financial Instruments

The fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

● Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets. This is the level that the Marketable Securities Held in Trust Account are considered (being $118,976,585 as of December 31, 2022);

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined the United States is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of December 31, 2022 and December 31, 2021 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

New Law and Changes

On August 16, 2022, the Inflation Reduction Act (the “IR Act”) was signed into law, which, beginning in 2023, will impose a 1% excise tax on public company stock buybacks. The Company is assessing the potential impact of the IR Act.

The IR Act imposes a 1% excise tax on the fair market value of stock repurchases made by covered corporations after December 31, 2022. The total taxable value of shares repurchased is reduced by the fair market value of any newly issued shares during the taxable year. Redemption rights are ubiquitous to nearly all SPACs. Until there is further guidance from the IRS, the Company will continue to assess the potential impact of the IR Act. The Company does not expect a material impact on the Company’s financial statements.

Recently Issued Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

FUTURETECH II ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Note 3 - Public Offering

Pursuant to the Initial Public Offering and full exercise of the underwriters’ overallotment option, the Company sold 11,500,000 Units at a purchase price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one redeemable warrant (“Public Warrant”). Each Public Warrant will entitle the holder to purchase one share of Class A common stock at an exercise price of $11.50 per share (see Note 7).

Note 4 - Private Placement

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 520,075 Private Placement Units at a price of $10.00 per Private Placement Unit (or $5,200,750 in the aggregate), from the Company. The Sponsor transferred $5,200,750 to the Trust Account on February 16, 2022.

The proceeds from the sale of the Private Placement Units were added to the net proceeds from the Initial Public Offering held in the Trust Account. The warrants included in the Private Placement Units (the “Private Placement Warrants”) are identical to the warrants sold in the Initial Public Offering, except as described in Note 7. If the Company does not complete a Business Combination within the required period, the Private Placement Warrants will expire worthless.

Note 5 - Related Party Transactions

Class B Common Stock

On October 8, 2021, the Company issued an aggregate of 2,875,000 shares of Class B common stock to the Sponsor for an aggregate purchase price of $25,000 in cash, or approximately $0.009 per share. Such Class B common stock includes an aggregate of up to 375,000 shares that were subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the Sponsor would collectively own 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the initial stockholders did not purchase any Public Shares in the Initial Public Offering and excluding the Private Placement Units and underlying securities).

The initial stockholders have agreed not to transfer, assign or sell any of the Class B common stock (except to certain permitted transferees) until the earlier of (i) one year after the date of the consummation of a Business Combination, or (ii) the date on which the closing price of the Company’s common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing six months after a Business Combination, or earlier, in each case, if, subsequent to a Business Combination, the Company consummates a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of the Company’s stockholders having the right to exchange their common stock for cash, securities or other property.

Promissory Note - Related Party

On August 19, 2021, the Sponsor issued an unsecured promissory note to the Company, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000 to be used for payment of costs related to the Initial Public Offering. The note is non-interest bearing and payable on the earlier of (i) March 31, 2022 or (ii) the consummation of the Initial Public Offering. As of December 31, 2022 and December 31, 2021, there was $144,443 and $100,893 outstanding pursuant to the promissory note, respectively. As of December 31, 2022, the Company was delinquent under the terms of the promissory note.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such loans may be converted upon consummation of a Business Combination into units at a price of $10.00 per unit. The Units will be identical to the Private Placement Units. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of December 31, 2022 and December 31, 2021, the Company has no working capital loans outstanding.

FUTURETECH II ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Note 5 - Related Party Transactions (Continued)

Extension Loan - Related Party

If the Company anticipates that it may not be able to consummate a Business Combination within 12 months, the Company may, by resolution of the Company’s board if requested by the Sponsor, extend the period of time to consummate a Business Combination up to two times, each by an additional three months (for a total of up to 18 months to complete a Business Combination), subject to the Sponsor depositing additional funds into the Trust Account as set out below. Pursuant to the terms of the Company’s amended and restated certificate of incorporation and the trust agreement entered into between the Company and Continental Stock Transfer & Trust Company, in order for the time available for the Company to consummate the initial Business Combination to be extended, the Sponsor or its affiliates or designees, upon five business days’ advance notice prior to the applicable deadline, must deposit into the Trust Account $1,150,000 ($0.10 per unit), on or prior to the date of the applicable deadline, for each of the available three month extensions, providing a total possible Business Combination period of 18 months at a total payment value of $2,300,000 ($0.20 per unit) (the “Extension Loans”). Any such payments would be made in the form of non-interest-bearing loans. If the Company completes its initial Business Combination, the Company will, at the option of the Sponsor, repay the Extension Loans out of the proceeds of the Trust Account released to the Company or convert a portion or all of the total loan amount into units at a price of $10.00 per unit, which units will be identical to the Private Placement Units. If the Company does not complete a Business Combination, the Company will repay such loans only from funds held outside of the Trust Account. Furthermore, the letter agreement among the Company and the Company’s officers, directors, and the Sponsor contains a provision pursuant to which the Sponsor will agree to waive its right to be repaid for such loans to the extent there is insufficient funds held outside of the Trust Account in the event that the Company does not complete a Business Combination. The Sponsor and its affiliates or designees are not obligated to fund the Trust Account to extend the time for the Company to complete the initial Business Combination. The public stockholders will not be afforded an opportunity to vote on the extension of time to consummate an initial Business Combination from 12 months to 18 months described above or redeem their shares in connection with such extensions. As of December 31, 2022 and December 31, 2021, there were no amounts outstanding under the related party loans. On February 17, 2023 the Company caused to be deposited $1,150,000 into the Company’s Trust account for its public stockholders, representing $0.10 per Public Share, allowing the Company to extend the period of time it has to consummate its initial Business Combination by three months from February 18, 2023 to May 18, 2023 (the “Extension”). The Extension is the first of two three-month extensions permitted under the Company’s governing documents.

Administrative Support Agreement

Commencing on the date the Units are first listed on Nasdaq, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support for up to 18 months. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the year ended December 31, 2022, the Company recorded $100,000 to the statement of operations pursuant to the agreement.

Representative Shares

The Company issued to EF Hutton and/or its designees, 115,000 shares of Class A common stock upon the Initial Public Offering. EF Hutton has agreed not to transfer, assign or sell any such common stock until the completion of the Company’s initial Business Combination. In addition, EF Hutton has agreed (i) to waive its redemption rights with respect to such common stock in connection with the completion of the Company’s initial Business Combination and (ii) to waive its rights to liquidating distributions from the Trust Account with respect to such common stock if the Company fails to complete its initial Business Combination within 12 months (or up to 18 months if the Company extends the period of time to consummate a Business Combination) from the closing of the Initial Public Offering.

The representative shares have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the commencement of sales in the Initial Public Offering pursuant to Rule 5110(e)(1) of FINRA’s NASD Conduct Rules. Pursuant to FINRA Rule 5110(e)(1), these securities may not be sold, transferred, assigned, pledged or hypothecated or the subject of any hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person for a period of 180 days immediately following the effective date of the registration statement for the Initial Public Offering, nor may they be sold, transferred, assigned, pledged or hypothecated for a period of 180 days immediately following the commencement of sales in the Initial Public Offering except to any underwriter and selected dealer participating in the offering and their bona fide officers or partners, registered persons or affiliates or as otherwise permitted under Rule 5110(e)(2), and only if any such transferee agrees to the foregoing lock-up restrictions.

FUTURETECH II ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Note 6 - Commitments and Contingencies

Registration Rights

The holders of the insider shares, as well as the holders of the Private Placement Units (and underlying securities) and any securities issued in payment of working capital loans made to the Company, are entitled to registration rights pursuant to an agreement signed on the effective date of Initial Public Offering. The holders of a majority of these securities are entitled to make up to three demands that the Company register such securities. Notwithstanding anything to the contrary, the underwriters (and/or their designees) may only make a demand registration (i) on one occasion and (ii) during the five-year period beginning on the effective date of the Initial Public Offering. The holders of the majority of these securities can elect to exercise these registration rights at any time after the Company consummates a Business Combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination. Notwithstanding anything to the contrary, the underwriters (and/or their designees) may participate in a “piggy-back” registration only during the seven-year period beginning on the effective date of the Initial Public Offering. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The underwriter was paid a cash underwriting discount of one and a half percent (1.50%) of the gross proceeds of the Initial Public Offering, or $1,725,000. In addition, the underwriter is entitled to a deferred fee of three and a half percent (3.50%) of the gross proceeds of the Initial Public Offering, or $3,450,000. The deferred fee was placed in the Trust Account and will be paid in cash upon the closing of a Business Combination, subject to the terms of the underwriting agreement. In addition, the Company issued EF Hutton and/or its designees, 115,000 shares of Class A common stock upon the consummation of the Initial Public Offering.

Right of First Refusal

For a period beginning on the closing of the Initial Public Offering and ending twenty-four (24) months from the closing of a Business Combination, the Company granted EF Hutton, division of Benchmark Investments, LLC a right of first refusal to act as lead-left book running manager and lead left manager for any and all future private or public equity, convertible and debt offerings during such period.

FUTURETECH II ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Note 7 - Stockholders’ Equity

Preferred Shares - The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At December 31, 2022 and December 31, 2021, there were no preferred shares issued or outstanding.

Class A Common Stock - The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. At December 31, 2022 and December 31, 2021, there were 635,075 and no shares of Class A common stock issued and outstanding, respectively, which included 115,000 representative shares. As of December 31, 2022 and December 31, 2021, there were 11,500,000 and no shares, respectively, of Class A common stock that were classified as temporary equity in the accompanying balance sheets.

Class B Common Stock - The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each share. At December 31, 2022 and December 31, 2021, there were 2,875,000 shares of Class B common stock issued and outstanding. Upon exercise of the over-allotment option, 375,000 shares of Class B common stock are no longer subject to forfeiture.

Only holders of the Class B common stock will have the right to vote on the election of directors prior to the Business Combination. Holders of Class A common stock and holders of Class B common stock will vote together as a single class on all matters submitted to a vote of the Company’s stockholders except as otherwise required by law. In connection with the Company’s initial Business Combination, the Company may enter into a shareholders agreement or other arrangements with the shareholders of the target or other investors to provide for voting or other corporate governance arrangements that differ from those in effect upon completion of the Initial Public Offering.

The shares of Class B common stock will automatically convert into Class A common stock at the time of a Business Combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts issued in the Initial Public Offering and related to the closing of a Business Combination, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the then-outstanding shares of Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all shares of common stock outstanding upon the completion of Initial Public Offering plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with a Business Combination (net of the number of shares of Class A common stock redeemed in connection with a Business Combination), excluding any shares or equity-linked securities issued or issuable to any seller of an interest in the target to the Company in a Business Combination.

Warrants - The Public Warrants will become exercisable 30 days after the completion of a Business Combination. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

The Company will not be obligated to deliver any shares of Class A common stock pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act covering the issuance of the shares of Class A common stock issuable upon exercise of the warrants is then effective and a current prospectus relating to those shares of Class A common stock is available, subject to the Company satisfying its obligations with respect to registration, or a valid exemption from registration is available. No warrant will be exercisable for cash or on a cashless basis, and the Company will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of residence of the exercising holder, or an exemption from registration is available.

FUTURETECH II ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Note 7 - Stockholders’ Equity (Continued)

The Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of a Business Combination, the Company will use its commercially reasonable efforts to file, and within 60 business days following a Business Combination to have declared effective, a registration statement covering the issuance of the shares of Class A common stock issuable upon exercise of the warrants and to maintain a current prospectus relating to those shares of Class A common stock until the warrants expire or are redeemed. Notwithstanding the above, if the Class A common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, but will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

Redemption of Warrants When the Price per Share of Class A Common Stock Equals or Exceeds $18.00 - Once the warrants become exercisable, the Company may redeem the outstanding Public Warrants:

●	in whole and not in part;

●	at a price of $0.01 per Public Warrant;

●	upon a minimum of 30 days’ prior written notice of redemption, or the 30-day redemption period to each warrant holder; and

●	if, and only if, the last reported sale price of the Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganization, recapitalizations and the like) for any 20 trading days within a 30-trading day period commencing once the warrants become exercisable and ending on the third trading day prior to the date on which the Company sends the notice of redemption to warrant holders.

If and when the warrants become redeemable by the Company, the Company may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

If the Company calls the Public Warrants for redemption, as described above, its management will have the option to require any holder that wishes to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of shares of common stock issuable upon exercise of the Public Warrants may be adjusted in certain circumstances including in the event of a stock dividend, extraordinary dividend or recapitalization, reorganization, merger or consolidation. However, except as described below, the Public Warrants will not be adjusted for issuances of common stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the Public Warrants. If the Company is unable to complete a Business Combination within the required period and the Company liquidates the funds held in the Trust Account, holders of Public Warrants will not receive any of such funds with respect to their Public Warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such Public Warrants. Accordingly, the Public Warrants may expire worthless.

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering.

FUTURETECH II ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Note 8 - Taxes

The Company’s net deferred tax asset (liability) is as follows:

December 31, 2022
Deferred tax assets:
Start-up costs	$98,101
Total deferred tax assets	98,101

Valuation Allowance	(98,101)

Deferred tax asset, net of allowance	$-

Below is the breakdown of the income tax provision.

For the Year Ended December 31, 2022
Federal
Current	$310,259
Deferred	98,101
State and local
Current	-
Deferred	-
Change in valuation allowance	(98,101)
Income tax provision	$310,259

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2022, the change in the valuation allowance was $98,101.

A reconciliation of the federal income tax rate to the Company’s effective tax rate for the year ended December 31, 2022 is as follows. There were no tax assets or liabilities at December 31, 2021 and no tax expense in the period ended December 31, 2021.

For the Year Ended December 31, 2022
U.S. federal statutory rate	(21.0)%
Valuation allowance	(9.8)%
Income tax provision	(30.8)%

The effective tax rate differs from the statutory tax rate of 21% for the year ended December 31, 2022 due to the valuation allowance recorded on the Company’s startup costs. The Company files income tax returns in the U.S. federal jurisdiction and is subject to examination by the various taxing authorities. The Company’s tax returns since inception remain open to examination by the taxing authorities.

Note 9 – Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date. Based upon this review the Company did not identify any subsequent events, except as noted below, that would have required adjustment or disclosure in the financial statements.

On February 17, 2023 the Company caused to be deposited $1,150,000 into the Trust Account for its public stockholders, representing $0.10 per Public Share, allowing the Company to extend the period of time it has to consummate its initial Business Combination by three months from February 18, 2023 to May 18, 2023. The Extension is the first of two three-month extensions permitted under the Company’s governing documents.

Item 16. Form 10-K Summary

None.

23

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 31st day of March, 2023.

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

Name	Position	Date

/s/ Yuquan Wang	Chief Executive Officer and Director	March 31, 2023
Yuquan Wang	(Principal Executive Officer)

/s/ Michael Greenall	Chief Financial Officer and Director	March 31, 2023
Michael Greenall	(Principal Financial and Accounting Officer)

/s/ Neil Bush	Director	March 31, 2023
Neil Bush

/s/ Aroop Zutshi	Director	March 31, 2023
Aroop Zutshi

/s/ Jeffrey Moseley	Director	March 31, 2023
Jeffrey Moseley

24

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation, dated February 17, 2022 (2)
3.2	Bylaws. (1)
4.1	Specimen Unit Certificate. (1)
4.2	Specimen Class A Common Stock Certificate. (1)
4.3	Specimen Warrant Certificate. (1)
4.4	Warrant Agreement, dated February 18, 2022, between the Company and Continental Stock Transfer & Trust Company. (2)
4.5	Description of Registered Securities.*
10.1	Letter Agreement, dated February 16, 2022, among the Company, its officers and directors and the Company’s sponsor, FutureTech Partners II LLC. (2)
10.2	Promissory Note, dated August 19, 2021, issued to the Company (1)
10.3	Investment Management Trust Agreement, dated February 18, 2022 between the Company and Continental Stock Transfer & Trust Company. (2)
10.4	Registration Rights Agreement, dated February 18, 2022, by and among the Company and certain securityholders. (2)
10.5	Administrative Support Agreement, dated February 18, 2022, by and between the Company and FutureTech Partners II LLC. (2)
10.6	Placement Unit Purchase Agreement, dated February 18, 2022, by and between the Company and the Sponsor. (2)
10.7	Form of Indemnity Agreement. (2)
10.8	Securities Subscription Agreement, dated October 8, 2021, by and between the Registrant and FutureTech Partners II LLC. (1)
14.1	Code of Ethics (1)
21.1	List of Subsidiaries*
31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**
32.2	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema*
101.CAL	Inline XBRL Taxonomy Calculation Linkbase*
101.LAB	Inline XBRL Taxonomy Label Linkbase*
101.PRE	Inline XBRL Definition Linkbase Document*
101.DEF	Inline XBRL Definition Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)*

*	Filed herewith.

**	Furnished herewith.

(1)	Incorporated by reference to the Company’s Form S-1 (File No. 333-261886), filed with the SEC on December 23, 2021 and/or February 11, 2022.

(2)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on February 24, 2022.

25