Form 10-Q
period 2023-03-31
FutureTech II Acquisition Corp.
filed 2023-05-15
CIK 1889450

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 12, 2023, there were 12,135,075 shares of the Company’s Class A Common Stock, $0.0001 par value per share, and 2,875,000 shares of the Company’s Class B Common Stock, $0.0001 par value per share, issued and outstanding.

FUTURETECH II ACQUISITION CORP.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FUTURETECH II ACQUISITION CORP.

BALANCE SHEETs

	March 31,	December 31,
	2023	2022
	(unaudited)
ASSETS
Current Assets:
Cash	$150,257	$262,756
Prepaid expenses	273,629	157,614
Total Current Assets	423,886	420,370

Marketable Securities held in Trust Account	121,415,083	118,976,585

Prepaid expenses, non-current	-	77,654
Total Assets	$121,838,969	$119,474,609

LIABILITIES STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$227,212	$130,225
Franchise tax payable	250,000	200,000
Income tax payable	570,343	310,259
Accrued offering costs	2,708	2,708
Note payable - Sponsor	1,294,443	144,443
Total Current Liabilities	2,344,706	787,635

Deferred underwriting commission	3,450,000	3,450,000

Total Liabilities	5,794,706	4,237,635

COMMITMENTS AND CONTINGENCIES (Note 6)

Redeemable Class A common stock subject to possible redemption, 11,500,000 shares at redemption value of $10.49 and $10.30 per share as of March 31, 2023 and December 31, 2022	120,594,740	118,466,326

Stockholders’ deficit:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value, 100,000,000 shares authorized, 635,075 issued and outstanding (including 115,000 representative shares)	64	64
Class B common stock, $0.0001 par value, 10,000,000 shares authorized, 2,875,000 shares issued and outstanding	288	288

Additional paid-in capital	-	-
Accumulated deficit	(4,550,829)	(3,229,704)
Total Stockholders’ Deficit	(4,550,477)	(3,229,352)
Total Liabilities and Stockholders’ Deficit	$121,838,969	$119,474,609

The accompanying notes are an integral part of these unaudited condensed financial statements

FUTURETECH II ACQUISITION CORP.

STATEMENTS OF OPERATIONS

(unaudited)

	For the	For the
	Three Months Ended	Three Months Ended
	March 31, 2023	March 31, 2022
EXPENSES
Administrative fee - related party	$30,000	$10,000
Franchise tax	50,000	-
General and administrative	141,125	83,313
TOTAL EXPENSES	221,125	93,313

OTHER INCOME
Income earned on Investments held in Trust Account	1,288,498	21,803
TOTAL OTHER INCOME	1,288,498	21,803

Pre-tax income (loss)	1,067,373	(71,510)

Income tax	(260,084)	-

Net income (loss)	$807,289	$(71,510)

Weighted average number of shares of Class A common stock outstanding, basic and diluted	11,500,000	5,814,607
Basic and diluted net income (loss) per share of Class A common stock	$0.06	$(0.01)

Weighted average number of shares of Class B stock outstanding, basic and diluted	2,875,000	2,689,607
Basic and diluted net income (loss) per share of Class B common stock	$0.06	$(0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements.

FUTURETECH II ACQUISITION CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(unaudited)

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amounts	Shares	Amounts	Capital	Deficit	Deficit
Balance - December 31, 2022	635,075	$64	2,875,000	$288	-	(3,229,704)	(3,229,352)
Remeasurement adjustment	-	-	-	-	-	(2,128,414)	(2,128,414)
Net income	-	-	-	-	-	807,289	807,289
Balance March 31, 2023	635,075	$64	2,875,000	$288	$-	$(4,550,829)	$(4,550,477)

	Class A		Class B		Additional		Total Stockholders’
	Common Stock		Common Stock		Paid in	Accumulated	Equity
	Shares	Amounts	Shares	Amounts	Capital	Deficit	(Deficit)
Balance - December 31, 2021		-	2,875,000	288	24,712	(438)	24,562
Sale of units in Initial Public Offering	11,500,000	1,150	-	-	115,000,000	-	115,000,000
Offering costs	-	-	-	-	(2,238,502)	-	(2,238,502)
Sale of Private Placement Units	520,075	52	-	-	5,200,968	-	5,200,750
Shares issued to representative	115,000	12	-	-	(12)	-	-
Deferred underwriting commission	-	-	-	-	(3,450,000)	-	(3,450,000)
Class A Common Stock subject to possible redemption	(11,500,000)	(1,150)	-	-	(117,298,850)	-	(117,300,000)
Remeasurement adjustment	-	-	-	-	2,762,954	(2,762,954)	-
Net loss	-	-	-	-	-	(71,510)	(71,510)
Balance March 31, 2022	635,075	$64	2,875,000	$288	$-	$(2,834,902)	$(2,834,550)

The accompanying notes are an integral part of these unaudited condensed financial statements

FUTURETECH II ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended	For the Three Months Ended
	March 31, 2023	March 31, 2022

Cash flows from Operating Activities:
Net income (loss)	$807,289	$(71,510)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Income earned on marketable securities held in the Trust Account	(1,288,498)	(21,803)
Changes in operating assets and liabilities:
Prepaid expenses	(116,015)	(248,270)
Franchise tax payable	50,000
Income tax payable	260,084
Other assets	77,654	(177,380)
Accounts payable and accrued expenses	96,987	60,517
Net cash used in operating activities	(112,499)	(458,446)

Cash flows from Investing Activities:
Investment of cash in Trust Account	(1,150,000)	(117,300,000)
Net cash used in investing activities	(1,150,000)	(117,300,000)

Cash flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discount paid	-	113,275,000
Proceeds from sale of private placement units	-	5,200,750
Note receivable	-	(100,000)
Payment of deferred offering costs	-	(316,639)
Proceeds from issuance of debt – related party	1,150,000	-
Net cash provided by financing activities	1,150,000	118,059,111

Net change in cash	(112,499)	300,665

Cash - Beginning of the period	262,756	5,000
Cash - End of the period	$150,257	$305,665

Supplemental disclosure of non-cash financing activities:

Deferred underwriting commission	$-	$3,450,000
Accrued deferred offering costs	$-	15,000
Initial Classification of Class A common stock subject to redemption	$2,128,414	$117,300,000
Offering costs paid by Promissory note - related parties	$-	$100,893

The accompanying notes are an integral part of these unaudited condensed financial statements

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

As of March 31, 2023, the Company had not commenced any operations. All activity for the period from April 13, 2021 (inception) through March 31, 2023 relates to organizational activities and identifying a target company for a business combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Company’s initial public offering (the “Initial Public Offering”). The Company has selected December 31 as its fiscal year end.

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

Following the closing of the Initial Public Offering, $700,000 of cash was held outside of the Trust Account available for working capital purposes. As of March 31, 2023, the Company has available to it $150,257 of cash on its balance sheet and a working capital deficit of $1,920,820.

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

Liquidity and Management’s Plans

At March 31, 2023, the Company had cash of $150,257 and working capital deficit of $1,920,820.

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

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows.

In the opinion of the Company’s management, the unaudited financial statements as of March 31, 2023 and December 31, 2022 and for the three months ended March 31, 2023 and 2022 include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the financial position of the Company as of March 31, 2023 and December 31, 2022 and its results of operations and cash flows for the three months ended March 31, 2023 and 2022. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2023 or any future interim period.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At March 31, 2023, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value. As of March 31, 2023 and December 31, 2022, the Company had cash of $150,257 and $262,756, respectively. The Company had no cash equivalents as of March 31, 2023 and December 31, 2022.

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

As of March 31, 2023 and December 31, 2022, the Company had $121,415,083 and $118,976,585, respectively, in marketable securities held in the Trust Account.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2023 and December 31, 2022, the Class A common stock subject to possible redemption in the amount of $120,594,740 and $118,466,326, respectively, is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets. The increase of $2,128,414 during the three months ended March 31, 2023 in the Class A common stock subject to possible redemption is a remeasurement adjustment to the redemption value.

Net Income (Loss) Per Share

Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. The Company applies the two-class method in calculating earnings per share. Earnings and losses are shared pro rata between the two classes of shares. The calculation of diluted loss per share of common stock does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering and (ii) sale of the Private Placement Units, because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted earnings per share is the same as basic earnings per share for the periods presented.

FUTURETECH II ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Note 2 - Summary of Significant Accounting Policies (Continued)

The following table reflects the calculation of basic and diluted net income (loss) per share (in dollars, except per share amounts):

Three Months Ended
March 31,
2023

Class A common stock
Numerator: Income allocable to Class A common stock	$645,831
Denominator: Basic and diluted weighted average shares outstanding	11,500,000
Basic and diluted net income per share, Class A Common Stock	$0.06

Class B common stock
Numerator: Income allocable to Class B common stock	$161,458
Denominator: Basic and diluted weighted average shares outstanding	2,875,000
Basic and diluted net income per share, Class B Common Stock	$0.06

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

Fair Value of Financial Instruments

The fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

● Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets. This is the level that the Marketable Securities Held in Trust Account are considered (being $121,415,083 and $118,976,585 as of March 31, 2023 and December 31, 2022, respectively);

● Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

FUTURETECH II ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined the United States is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of March 31, 2023 and December 31, 2022 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Promissory Note - Related Party

On August 19, 2021, the Sponsor issued an unsecured promissory note to the Company, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000 to be used for payment of costs related to the Initial Public Offering. The note is non-interest bearing and payable on the earlier of (i) March 31, 2022 or (ii) the consummation of the Initial Public Offering. As of March 31, 2023 and December 31, 2022, there was $144,443 outstanding pursuant to the promissory note, respectively. As of March 31, 2023 and December 31, 2022, the Company was delinquent under the terms of the promissory note.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such loans may be converted upon consummation of a Business Combination into units at a price of $10.00 per unit. The Units will be identical to the Private Placement Units. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of March 31, 2023 and December 31, 2022, the Company has no working capital loans outstanding.

FUTURETECH II ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Note 5 - Related Party Transactions (Continued)

Extension Loan - Related Party

If the Company anticipates that it may not be able to consummate a Business Combination within 12 months, the Company may, by resolution of the Company’s board if requested by the Sponsor, extend the period of time to consummate a Business Combination up to two times, each by an additional three months (for a total of up to 18 months to complete a Business Combination), subject to the Sponsor depositing additional funds into the Trust Account as set out below. Pursuant to the terms of the Company’s amended and restated certificate of incorporation and the trust agreement entered into between the Company and Continental Stock Transfer & Trust Company, in order for the time available for the Company to consummate the initial Business Combination to be extended, the Sponsor or its affiliates or designees, upon five business days’ advance notice prior to the applicable deadline, must deposit into the Trust Account $1,150,000 ($0.10 per unit), on or prior to the date of the applicable deadline, for each of the available three month extensions, providing a total possible Business Combination period of 18 months at a total payment value of $2,300,000 ($0.20 per unit) (the “Extension Loans”). Any such payments would be made in the form of non-interest-bearing loans. If the Company completes its initial Business Combination, the Company will, at the option of the Sponsor, repay the Extension Loans out of the proceeds of the Trust Account released to the Company or convert a portion or all of the total loan amount into units at a price of $10.00 per unit, which units will be identical to the Private Placement Units. If the Company does not complete a Business Combination, the Company will repay such loans only from funds held outside of the Trust Account. Furthermore, the letter agreement among the Company and the Company’s officers, directors, and the Sponsor contains a provision pursuant to which the Sponsor will agree to waive its right to be repaid for such loans to the extent there is insufficient funds held outside of the Trust Account in the event that the Company does not complete a Business Combination. The Sponsor and its affiliates or designees are not obligated to fund the Trust Account to extend the time for the Company to complete the initial Business Combination. The public stockholders will not be afforded an opportunity to vote on the extension of time to consummate an initial Business Combination from 12 months to 18 months described above or redeem their shares in connection with such extensions. On February 17, 2023 the Company caused to be deposited $1,150,000 into the Company’s Trust account for its public stockholders, representing $0.10 per Public Share, allowing the Company to extend the period of time it has to consummate its initial Business Combination by three months from February 18, 2023 to May 18, 2023 (the “Extension”). The Extension is the first of two three-month extensions permitted under the Company’s governing documents. As of March 31, 2023 and December 31, 2022, there was $1,150,000 and $0 outstanding under the related party loans.

Administrative Support Agreement

Commencing on the date the Units are first listed on Nasdaq, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support for up to 18 months. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the three months ended March 31, 2023 and March 31, 2022, the Company recorded $30,000 and $10,000, respectively, to the statement of operations pursuant to the agreement.

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

FUTURETECH II ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Note 7 - Stockholders’ Equity

Preferred Shares - The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At March 31, 2023 and December 31, 2022, there were no preferred shares issued or outstanding.

Class A Common Stock - The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. At March 31, 2023 and December 31, 2022, there were 635,075 shares of Class A common stock issued and outstanding, respectively, which included 115,000 representative shares. As of March 31, 2023 and December 31, 2022, there were 11,500,000 shares, respectively, of Class A common stock that were classified as temporary equity in the accompanying balance sheets.

Class B Common Stock - The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each share. At March 31, 2023 and December 31, 2022, there were 2,875,000 shares of Class B common stock issued and outstanding. Upon exercise of the over-allotment option, 375,000 shares of Class B common stock are no longer subject to forfeiture.

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

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering.

Note 8 – Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date. Based upon this review the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to the “Company,” “us,” “our” or “we” refer FutureTech II Acquisition Corp. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited interim financial statements and related notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report contains statements that constitute forward-looking statements which are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Some of the statements in this Quarterly Report constitute forward-looking statements because they relate to future events or our future performance or future financial condition. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our company, our industry, our beliefs and our assumptions. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions, or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Quarterly Report may include, for example, statements about:

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

The forward-looking statements contained in this Quarterly Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the section of this Quarterly Report entitled “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

We use words such as “anticipates,” “believes,” “expects,” “intends,” “seeks,” “plans,” “estimates,” “targets” and similar expressions to identify forward-looking statements. The forward-looking statements contained in this Quarterly Report involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statements in this Quarterly Report should not be regarded as a representation by us that our plans and objectives will be achieved.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to March 31, 2023 were organizational activities, those necessary to prepare for the Initial Public Offering (“Initial Public Offering”), conducting the Initial Public Offering and identifying a target company for a business combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2023, we had net income of $807,289, which consisted of investment income of $1,288,498, partially offset by expenses of $221,125 and tax expense of $260,084.

For the three months ended March 31, 2022, we had a net loss of $71,510 which consisted of formation and operating costs of $44,546 and franchise tax cost of $48,767 which were offset by interest earned on investments held in the Trust Account of $21,803.

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

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value. The Company had $150,257 in cash and no cash equivalents as of March 31, 2023.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

The preparation of audited financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the audited financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. As of March 31, 2023, there were no critical accounting policies.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our audited financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2023, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds received into the Trust Accounts, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2023, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2023, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the fiscal quarter ended March 31, 2023 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this Item. Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus for our Initial Public Offering filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our final prospectus dated February 14, 2022 filed with the SEC, our Annual Report on Form 10-K for the year ended December 31, 2021, our Form 8-K filed with the SEC on April 25, 2022, our Quarterly Report on Form 10-Q for the period ended March 31, 2022, our Quarterly Report on Form 10-Q for the period ended September 30, 2022, and our Annual Report on Form 10-K for the year ended December 31, 2022. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

None. There has been no material change in the planned use of proceeds from our offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) related to the Initial Public Offering.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation (1)
3.2	Bylaws (2)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

*	Filed herewith.
**	Furnished.

(1) Incorporated by reference to the Company’s Form 8-K, filed with the SEC on February 24, 2022.

(2) Incorporated by reference to the Company’s Form S-1 (File No. 333-261886) initially filed with the SEC on December 23, 2021.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

FUTURETECH II ACQUISITION CORP.

Date: May 15, 2023	By:	/s/ Yuquan Wang
	Name:	Yuquan Wang
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2023	By:	/s/ Michael Greenall
	Name:	Michael Greenall
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

