Form 10-Q
period 2023-06-30
FutureTech II Acquisition Corp.
filed 2023-08-14
CIK 1889450

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 14, 2023, there were 12,135,075 shares of the Company’s Class A Common Stock, $0.0001 par value per share, and 2,875,000 shares of the Company’s Class B Common Stock, $0.0001 par value per share, issued and outstanding.

FUTURETECH II ACQUISITION CORP.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FUTURETECH II ACQUISITION CORP.

BALANCE SHEETs

	June 30,	December 31,
	2023	2022
	(unaudited)
ASSETS
Current Assets:
Cash	$48,778	$262,756
Prepaid expenses	198,767	157,614
Advances to related parties	440,100	-
Total Current Assets	687,645	420,370

Marketable Securities held in Trust Account	123,525,832	118,976,585

Prepaid expenses, non-current	-	77,654
Total Assets	$124,213,477	$119,474,609

LIABILITIES STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$304,291	$130,225
Franchise tax payable	-	200,000
Income tax payable	659,904	310,259
Accrued offering costs	2,708	2,708
Note payable - Sponsor	2,915,928	144,443
Total Current Liabilities	3,882,831	787,635

Deferred underwriting commission	3,450,000	3,450,000

Total Liabilities	7,332,831	4,237,635

COMMITMENTS AND CONTINGENCIES (Note 6)

Redeemable Class A common stock subject to possible redemption,11,500,000 shares at redemption value of $10.49 and $10.30 per share as of June 30, 2023 and December 31, 2022	121,721,564	118,466,326

Stockholders’ deficit:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value, 100,000,000 shares authorized, 635,075 issued and outstanding (including 115,000 representative shares)	64	64
Class B common stock, $0.0001 par value, 10,000,000 shares authorized, 2,875,000 shares issued and outstanding	288	288

Additional paid-in capital	-	-
Accumulated deficit	(4,841,270)	(3,229,704)
Total Stockholders’ Deficit	(4,840,918)	(3,229,352)
Total Liabilities and Stockholders’ Deficit	$124,213,477	$119,474,609

The accompanying notes are an integral part of these unaudited condensed financial statements

FUTURETECH II ACQUISITION CORP.

STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
EXPENSES
Administrative fee - related party	$30,000	$30,000	$60,000	$40,000
Franchise tax	50,000	50,000	100,000	98,767
General and administrative	260,441	141,592	401,566	176,139
TOTAL EXPENSES	340,441	221,592	561,566	314,906

OTHER INCOME
Interest earned on marketable securities held in Trust Account	1,468,385	95,487	2,756,883	117,290
TOTAL OTHER INCOME	1,468,385	95,487	2,756,883	117,290

Pre-tax income (loss)	1,127,944	(126,106)	2,195,317	(197,616)

Income tax	(291,561)	-	(551,645)	-

Net income (loss)	$836,383	$(126,106)	$1,643,672	$(197,616)

Weighted average number of shares of Class A common stock outstanding, basic and diluted	11,500,000	11,500,000	11,500,000	8,688,889
Basic and diluted net income (loss) per share of Class A common stock	$0.06	$(0.01)	$0.11	$(0.02)

Weighted average number of shares of Class B common stock outstanding, basic and diluted	2,875,000	2,875,000	2,875,000	2,783,333
Basic and diluted net income (loss) per share of Class B common stock	$0.06	$(0.01)	$0.11	$(0.02)

The accompanying notes are an integral part of these unaudited condensed financial statements.

FUTURETECH II ACQUISITION CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(unaudited)

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amounts	Shares	Amounts	Capital	Deficit	Deficit
Balance - December 31, 2022	635,075	$64	2,875,000	$288	-	(3,229,704)	(3,229,352)
Remeasurement adjustment	-	-	-	-	-	(2,128,414)	(2,128,414
Net income	-	-	-	-	-	807,289	807,289
Balance March 31, 2023	635,075	64	2,875,000	288	$-	(4,550,829)	(4,550,477
Remeasurement adjustment	-	-	-	-	-	(1,126,824)	(1,126,824)
Net income	-	-	-	-	-	836,383	836,383
Balance June 30, 2023	635,075	$64	2,875,000	$288	$-	$(4,841,270)	$(4,840,918)

	Class A		Class B		Additional		Total Stockholders’
	Common Stock		Common Stock		Paid in	Accumulated	Equity
	Shares	Amounts	Shares	Amounts	Capital	Deficit	(Deficit)
Balance - December 31, 2021		-	2,875,000	288	24,712	(438)	24,562
Sale of units in Initial Public Offering, net of Offering costs	11,500,000	1,150	-	-	112,760,498	-	112,760,498
Sale of Private Placement Units	520,075	52	-	-	5,200,968	-	5,200,750
Shares issued to representative	115,000	12	-	-	(12)	-	-
Deferred underwriting commission	-	-	-	-	(3,450,000)	-	(3,450,000)
Class A Common Stock subject to possible redemption	(11,500,000)	(1,150)	-	-	(117,298,850)	-	(117,300,000)
Remeasurement adjustment	-	-	-	-	2,762,954	(3,929,281)	(1,166,327)
Net loss	-	-	-	-	-	(71,510)	(71,510)
Balance March 31, 2022	635,075	64	2,875,000	288	-	(2,834,902)	(2,834,550)
Net loss	-	-	-	-	-	(126,106)	(126,106)
Balance June 30, 2022	635,075	$64	2,875,000	$288	$-	$(2,961,008)	$(2,960,656)

The accompanying notes are an integral part of these unaudited condensed financial statements

FUTURETECH II ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended	For the Six Months Ended
	June 30, 2023	June 30, 2022

Cash flows from Operating Activities:
Net income (loss)	$1,643,672	$(197,616)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Income earned on marketable securities held in the Trust Account	(2,756,883)	(117,290)
Changes in operating assets and liabilities:
Prepaid expenses	(41,153)	(234,672)
Franchise tax payable	(200,000)	-
Income tax payable	349,645	-
Other assets	77,654	(127,517)
Accounts payable and accrued expenses	174,066	144,484
Net cash used in operating activities	(752,999)	(532,611)

Cash flows from Investing Activities:
Investment of cash in Trust Account	(2,300,000)	(117,300,000)
Cash withdrawn from Trust	507,636	-
Net cash used in investing activities	(1,792,364)	(117,300,000)

Cash flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discount paid	-	113,275,000
Proceeds from sale of private placement units	-	5,200,750
Note receivable	-	(100,000)
Note receivable - repayment		100,000
Payment of deferred offering costs	-	(316,639)
Advance to Sponsor	(440,100)	-
Proceeds from issuance of debt – related party	2,771,485	-
Net cash provided by financing activities	2,331,385	118,159,111

Net change in cash	(213,978)	326,500

Cash - Beginning of the period	262,756	5,000
Cash - End of the period	$48,778	$331,500

Supplemental disclosure of non-cash financing activities:

Deferred underwriting commission	$-	$3,450,000
Initial Classification of Class A common stock subject to redemption	$-	$117,300,000
Remeasurement adjustment	$3,255,238	$-
Offering costs paid by Promissory note - related parties	$-	$100,893

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

As of June 30, 2023, the Company had not commenced any operations. All activity for the period from April 13, 2021 (inception) through June 30, 2023 relates to organizational activities and identifying a target company for a business combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Company’s initial public offering (the “Initial Public Offering”). The Company has selected December 31 as its fiscal year end.

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

Following the closing of the Initial Public Offering, $700,000 of cash was held outside of the Trust Account available for working capital purposes. As of June 30, 2023, the Company has available to it $48,778 of cash on its balance sheet and a working capital deficit of $3,195,186. As of December 31, 2022, the Company has available to it $262,756 of cash on its balance sheet and a working capital deficit of $367,265.

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

Liquidity and Management’s Plans

At June 30, 2023, the Company had cash of $48,778 and working capital deficit of $3,195,186.

At December 31, 2022, the Company had cash of $150,257 and working capital deficit of $1,920,820.

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

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. As such, the information included in these financial statements should be read in conjunction with the audited financial statements as of December 31, 2022 filed with the SEC on Form 10-K on March 31, 2023.

In the opinion of the Company’s management, the unaudited financial statements as of June 30, 2023 and for the three and six months ended June 30, 2023 include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the financial position of the Company as of June 30, 2023 and its results of operations and cash flows for the six months ended June 30, 2023. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2023 or any future interim period.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At June 30, 2023 and December 31, 2022, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value. As of June 30, 2023 and December 31, 2022, the Company had cash of $48,778 and $262,756, respectively. The Company had no cash equivalents as of June 30, 2023 and December 31, 2022.

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

As of June 30, 2023 and December 31, 2022, the Company had $123,525,832 and $118,976,585, respectively, in marketable securities held in the Trust Account.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2023 and December 31, 2022, the Class A common stock subject to possible redemption in the amount of $121,721,564 and $118,466,326, respectively, is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets. The increase of $1,126,824 and $3,255,238 during the three and six months ended June 30, 2023, respectively, in the Class A common stock subject to possible redemption is a remeasurement adjustment to the redemption value. There were no remeasurement adjustments during the three and six months ended June 30, 2022.

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

FUTURETECH II ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Note 2 - Summary of Significant Accounting Policies (Continued)

The following table reflects the calculation of basic and diluted net income (loss) per share (in dollars, except per share amounts):

	Three Months Ended		Three Months Ended
	June 30, 2023		June 30, 2022
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share of common stock Numerator:
Allocation of net income (loss), as adjusted	$669,107	$167,277	(100,885)	$(25,221)
Denominator: Basic and diluted weighted average shares outstanding	11,500,000	2,875,000	11,500,000	2,875,000
Basic and diluted net income (loss) per share of common stock	$0.06	$0.06	(0.01)	$(0.01)

	Six Months Ended		Six Months Ended
	June 30, 2023		June 30, 2022
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share of common stock Numerator:
Allocation of net income (loss), as adjusted	$1,314,938	$328,734	(149,671)	$(47,945)
Denominator: Basic and diluted weighted average shares outstanding	11,500,000	2,875,000	8,688,889	2,783,333
Basic and diluted net income (loss) per share of common stock	$0.11	$0.11	(0.02)	$(0.02)

Fair Value of Financial Instruments

The fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

● Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets. This is the level that the Marketable Securities Held in Trust Account are considered (being $123,525,832 and $118,976,585 as of June 30, 2023 and December 31, 2022, respectively);

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined the United States is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of June 30, 2023 and December 31, 2022 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Promissory Note - Related Party

On August 19, 2021, the Sponsor issued an unsecured promissory note to the Company, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000 to be used for payment of costs related to the Initial Public Offering. The note is non-interest bearing and payable on the earlier of (i) March 31, 2022 or (ii) the consummation of the Initial Public Offering. As of June 30, 2023 and December 31, 2022, there was $2,915,928 and $144,443 outstanding pursuant to the promissory note, respectively. As of June 30, 2023 and December 31, 2022, the Company was delinquent under the terms of the promissory note.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such loans may be converted upon consummation of a Business Combination into units at a price of $10.00 per unit. The Units will be identical to the Private Placement Units. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of June 30, 2023 and December 31, 2022, the Company has no working capital loans outstanding.

FUTURETECH II ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Note 5 - Related Party Transactions (Continued)

Extension Loan - Related Party

If the Company anticipates that it may not be able to consummate a Business Combination within 12 months, the Company may, by resolution of the Company’s board if requested by the Sponsor, extend the period of time to consummate a Business Combination up to two times, each by an additional three months (for a total of up to 18 months to complete a Business Combination), subject to the Sponsor depositing additional funds into the Trust Account as set out below. Pursuant to the terms of the Company’s amended and restated certificate of incorporation and the trust agreement entered into between the Company and Continental Stock Transfer & Trust Company, in order for the time available for the Company to consummate the initial Business Combination to be extended, the Sponsor or its affiliates or designees, upon five business days’ advance notice prior to the applicable deadline, must deposit into the Trust Account $1,150,000 ($0.10 per unit), on or prior to the date of the applicable deadline, for each of the available three month extensions, providing a total possible Business Combination period of 18 months at a total payment value of $2,300,000 ($0.20 per unit) (the “Extension Loans”). Any such payments would be made in the form of non-interest-bearing loans. If the Company completes its initial Business Combination, the Company will, at the option of the Sponsor, repay the Extension Loans out of the proceeds of the Trust Account released to the Company or convert a portion or all of the total loan amount into units at a price of $10.00 per unit, which units will be identical to the Private Placement Units. If the Company does not complete a Business Combination, the Company will repay such loans only from funds held outside of the Trust Account. Furthermore, the letter agreement among the Company and the Company’s officers, directors, and the Sponsor contains a provision pursuant to which the Sponsor will agree to waive its right to be repaid for such loans to the extent there is insufficient funds held outside of the Trust Account in the event that the Company does not complete a Business Combination. The Sponsor and its affiliates or designees are not obligated to fund the Trust Account to extend the time for the Company to complete the initial Business Combination. The public stockholders will not be afforded an opportunity to vote on the extension of time to consummate an initial Business Combination from 12 months to 18 months described above or redeem their shares in connection with such extensions. On February 17, 2023 the Company caused to be deposited $1,150,000 into the Company’s Trust account for its public stockholders, representing $0.10 per Public Share, allowing the Company to extend the period of time it has to consummate its initial Business Combination by three months from February 18, 2023 to May 18, 2023 (the “Extension”). The Extension is the first of two three-month extensions permitted under the Company’s governing documents. As of June 30, 2023 and December 31, 2022, there was $0 outstanding under the related party loans.

Administrative Support Agreement

Commencing on the date the Units are first listed on Nasdaq, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support for up to 18 months. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the three and six months ended June 30, 2023 the Company recorded $30,000 and $60,000, respectively of administrative expenses. Administrative expenses were and $30,000 and $40,000 during the three and six months ended June 30, 2022, respectively.

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

Advances to related parties

During the three months ended June 30, 2023, the Company advanced $440,100 to the Sponsor and other related parties. There are no terms to the advances. $440,100 was outstanding as of June 30, 2023.

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

FUTURETECH II ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Note 7 - Stockholders’ Equity (Deficit)

Preferred Shares - The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At June 30, 2023 and December 31, 2022, there were no preferred shares issued or outstanding.

Class A Common Stock - The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. At June 30, 2023 and December 31, 2022, there were 635,075 shares of Class A common stock issued and outstanding, which included 115,000 representative shares. As of June 30, 2023 and December 31, 2022, there were 11,500,000 shares, of Class A common stock that were classified as temporary equity in the accompanying balance sheets.

Class B Common Stock - The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each share. At June 30, 2023 and December 31, 2022, there were 2,875,000 shares of Class B common stock issued and outstanding. Upon exercise of the over-allotment option, 375,000 shares of Class B common stock are no longer subject to forfeiture.

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

Extension Proxy

On July 28, 2023, the Company filed a definitive proxy statement on Schedule 14A (the “Extension Proxy”) with respect to a special meeting of stockholders to seek approval from stockholders of amendments to the Company’s Amended and Restated Certificate of Incorporation (the “Charter”) and the Company’s investment management trust agreement, dated as of February 18, 2022 (the “Trust Agreement”), by and between the Company and Continental Stock Transfer & Trust Company, in each case, to extend the date by which the Company has to consummate an initial business combination up to six (6) times for an additional one (1) month each time from August 18, 2023 to up to February 18, 2024 (the “Extension,” and such later date, the “Extended Date”), or such earlier date as shall be determined by the Company’s board of directors and publicly announced by the Company, as more fully described in the Extension Proxy.

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

Recent Developments

Extension Proxy

On July 28, 2023, we filed a definitive proxy statement on Schedule 14A (the “Extension Proxy”) with respect to a special meeting of stockholders to seek approval from stockholders of amendments to our Amended and Restated Certificate of Incorporation (the “Charter”) and our investment management trust agreement, dated as of February 18, 2022 (the “Trust Agreement”), by and between us and Continental Stock Transfer & Trust Company, in each case, to extend the date by which we have to consummate an initial business combination up to six (6) times for an additional one (1) month each time from August 18, 2023 to up to February 18, 2024 (the “Extension,” and such later date, the “Extended Date”), or such earlier date as shall be determined by our board of directors and publicly announced by us, as more fully described in the Extension Proxy. We currently believe that there will not be sufficient time to complete an initial business combination by August 18, 2023. Accordingly, we believe that the extension of such date is necessary in order to be able to consummate an initial business combination. The amendments to our Charter and the Trust Agreement are subject to approval by stockholders, as described in the Extension Proxy, and there is no guarantee that the stockholders will approve such amendments.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to June 30, 2023 were organizational activities, those necessary to prepare for the Initial Public Offering (“Initial Public Offering”), conducting the Initial Public Offering and identifying a target company for a business combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months June 30, 2023, we had net income of $836,383, which consisted of investment income of $1,468,385, partially offset by expenses of $340,441 and tax expense of $291,561. Investment income was higher in 2023 compared to 2022 due to the increase in interest rates. Expenses were higher in 2023 compared to 2022 due to due diligence costs related to a potential business combination transaction.

For the three months June 30, 2022, we had a net loss of $126,106 which consisted of formation and operating costs of $171,593 and franchise tax cost of $50,000 which were offset by interest earned on investments held in the Trust Account of $95,487.

For the six months June 30, 2023, we had net income of $1,643,672, which consisted of investment income of $2,756,883, partially offset by expenses of $561,566 and tax expense of $551,645. Investment income was higher in 2023 compared to 2022 due to the increase in interest rates. Expenses were higher in 2023 compared to 2022 due to due diligence costs related to a potential business combination transaction.

For the six months June 30, 2022, we had a net loss of $197,616 which consisted of formation and operating costs of $216,139 and franchise tax cost of $98,767 which were offset by interest earned on investments held in the Trust Account of $117,290.

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

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value. The Company had $48,778 in cash and no cash equivalents as of June 30, 2023.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

The preparation of audited financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the audited financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. As of June 30, 2023, there were no critical accounting policies.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our audited financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2023, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds received into the Trust Accounts, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the fiscal quarter ended June 30, 2023 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this Item. Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus for our Initial Public Offering filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our final prospectus dated February 14, 2022 filed with the SEC, our Annual Report on Form 10-K for the year ended December 31, 2021, our Form 8-K filed with the SEC on April 25, 2022, our Quarterly Report on Form 10-Q for the period ended March 31, 2022, our Quarterly Report on Form 10-Q for the period ended September 30, 2022, our Annual Report on Form 10-K for the year ended December 31, 2022, and our Extension Proxy. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

None. There has been no material change in the planned use of proceeds from our offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) related to the Initial Public Offering.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

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

FUTURETECH II ACQUISITION CORP.

Date: August 14, 2023	By:	/s/ Yuquan Wang
	Name:	Yuquan Wang
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2023	By:	/s/ Michael Greenall
	Name:	Michael Greenall
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

