Form 10-Q
period 2023-09-30
FutureTech II Acquisition Corp.
filed 2023-11-16
CIK 1889450

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 15, 2023, there were 5,556,350 shares of the Company’s Class A Common Stock, $0.0001 par value per share, and 2,875,000 shares of the Company’s Class B Common Stock, $0.0001 par value per share, issued and outstanding.

FUTURETECH II ACQUISITION CORP.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FUTURETECH II ACQUISITION CORP.

BALANCE SHEETs

	September 30,	December 31,
	2023	2022
	(unaudited)
ASSETS
Current Assets:
Cash	$5,496	$262,756
Prepaid expenses	131,405	157,614
Advances to related parties	565,100	-
Due from Sponsor	8,733	-
Total Current Assets	710,734	420,370

Marketable Securities held in Trust Account	60,644,452	118,976,585

Prepaid expenses, non-current	-	77,654
Total Assets	$61,355,186	$119,474,609

LIABILITIES STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$52,902	$130,225
Franchise tax payable	300,000	200,000
Income tax payable	901,931	310,259
Accrued offering costs	2,708	2,708
Note payable - Sponsor	3,335,928	144,443
Total Current Liabilities	4,593,469	787,635

Deferred underwriting commission	3,450,000	3,450,000

Total Liabilities	8,043,469	4,237,635

COMMITMENTS AND CONTINGENCIES (Note 6)

Redeemable Class A common stock subject to possible redemption, 5,556,350 and 11,500,000 shares at redemption value of $10.72 and $10.30 per share as of September 30, 2023 and December 31, 2022, respectively	59,573,158	118,466,326

Stockholders’ deficit:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value, 100,000,000 shares authorized, 635,075 issued and outstanding (including 115,000 representative shares)	64	64
Class B common stock, $0.0001 par value, 10,000,000 shares authorized, 2,875,000 shares issued and outstanding	288	288

Additional paid-in capital	-	-
Accumulated deficit	(6,261,793)	(3,229,704)
Total Stockholders’ Deficit	(6,261,441)	(3,229,352)
Total Liabilities and Stockholders’ Deficit	$61,355,186	$119,474,609

The accompanying notes are an integral part of these unaudited condensed financial statements.

FUTURETECH II ACQUISITION CORP.

STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
EXPENSES
Administrative fee - related party	$30,000	$30,000	$90,000	$70,000
Franchise tax	50,000	50,000	150,000	148,767
General and administrative	249,254	85,711	650,820	261,850
TOTAL EXPENSES	329,254	165,711	890,820	480,617

OTHER INCOME
Interest earned on marketable securities held in Trust Account	1,232,507	557,708	3,989,390	674,998
TOTAL OTHER INCOME	1,232,507	557,708	3,989,390	674,998

Pre-tax income (loss)	903,253	391,997	3,098,570	194,381

Income tax	(242,027)	-	(793,671)	-

Net income (loss)	$661,226	$391,997	$2,304,899	$194,381

Weighted average number of shares of Class A common stock outstanding, basic and diluted	8,657,385	11,500,000	10,542,049	9,639,706
Basic and diluted net income (loss) per share of Class A common stock	$0.06	$0.03	$0.17	$0.02

Weighted average number of shares of Class B common stock outstanding, basic and diluted	2,875,000	2,875,000	2,875,000	2,814,338
Basic and diluted net income (loss) per share of Class B common stock	$0.06	$0.03	$0.17	$0.02

The accompanying notes are an integral part of these unaudited condensed financial statements.

FUTURETECH II ACQUISITION CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(unaudited)

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amounts	Shares	Amounts	Capital	Deficit	Deficit
Balance - December 31, 2022	635,075	$64	2,875,000	$288	-	(3,229,704)	(3,229,352)
Remeasurement adjustment	-	-	-	-	-	(2,128,414)	(2,128,414
Net income	-	-	-	-	-	807,289	807,289
Balance March 31, 2023	635,075	64	2,875,000	288	$-	(4,550,829)	(4,550,477
Remeasurement adjustment	-	-	-	-	-	(1,126,824)	(1,126,824)
Net income	-	-	-	-	-	836,383	836,383
Balance June 30, 2023	635,075	$64	2,875,000	$288	$-	$(4,841,270)	$(4,840,918)
Remeasurement adjustment	-	-	-	-	-	(2,090,482)	(2,090,482)
Capital contribution	-	-	-	-	-	8,733	8,733
Net income	-	-	-	-	-	661,226	661,226
Balance September 30, 2023	635,075	64	2,875,000	288	-	(6,261,793)	(6,261,441)

	Class A		Class B		Additional		Total Stockholders’
	Common Stock		Common Stock		Paid in	Accumulated	Equity
	Shares	Amounts	Shares	Amounts	Capital	Deficit	(Deficit)
Balance - December 31, 2021		-	2,875,000	288	24,712	(438)	24,562
Sale of units in Initial Public Offering, net of Offering costs	11,500,000	1,150	-	-	112,760,498	-	112,760,498
Sale of Private Placement Units	520,075	52	-	-	5,200,968	-	5,200,750
Shares issued to representative	115,000	12	-	-	(12)	-	-
Deferred underwriting commission	-	-	-	-	(3,450,000)	-	(3,450,000)
Class A Common Stock subject to possible redemption	(11,500,000)	(1,150)	-	-	(117,298,850)	-	(117,300,000)
Remeasurement adjustment	-	-	-	-	2,762,954	(2,762,954)	-
Net loss	-	-	-	-	-	(71,510)	(71,510)
Balance March 31, 2022	635,075	64	2,875,000	288	-	(2,834,902)	(2,834,550)

Net loss	-	-	-	-	-	(126,106)	(126,106)

Balance June 30, 2022	635,075	$64	2,875,000	$288	$-	$(2,961,008)	$(2,960,656)
Remeasurement adjustment	-	-	-	-	-	(526,231)	(526,231)
Net income	-	-	-	-	-	391,997	391,997
Balance September 30, 2022	635,075	64	2,875,000	288	-	(3,095,242)	(3,094,890)

The accompanying notes are an integral part of these unaudited condensed financial statements.

FUTURETECH II ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended	For the Nine Months Ended
	September 30, 2023	September 30, 2022

Cash flows from Operating Activities:
Net income (loss)	$2,304,899	$194,381
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Income earned on marketable securities held in the Trust Account	(3,989,390)	(674,998)
Changes in operating assets and liabilities:
Prepaid expenses	26,209	(221,074)
Franchise tax payable	100,000	-
Income tax payable	591,672	-
Other assets	77,654	(77,654)
Accounts payable and accrued expenses	(77,323)	243,734
Net cash used in operating activities	(966,279)	(535,611)

Cash flows from Investing Activities:
Investment of cash in Trust Account	(2,550,000)	(117,300,000)
Cash withdrawn from Trust	64,746,521	-
Net cash used in investing activities	62,196,521	(117,300,000)

Cash flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discount paid	-	113,275,000
Proceeds from sale of private placement units	-	5,200,750
Note receivable	-	(100,000)
Note receivable - repayment		100,000
Payment of deferred offering costs	-	(316,639)
Advance to Sponsor	(565,100)	-
Proceeds from issuance of debt – related party	3,316,485	-
Cash paid for redemptions	(64,238,887)	-
Net cash provided by financing activities	(61,487,502)	118,159,111

Net change in cash	(257,260)	323,500

Cash - Beginning of the period	262,756	5,000
Cash - End of the period	$5,496	$328,500

Supplemental disclosure of non-cash financing activities:

Deferred underwriting commission	$-	$3,450,000
Initial Classification of Class A common stock subject to redemption	$-	$117,300,000
Remeasurement adjustment	$5,345,720	$526,231
Offering costs paid by Promissory note - related parties	$-	$100,893

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

As of September 30, 2023, the Company had not commenced any operations. All activity for the period from April 13, 2021 (inception) through September 30, 2023 relates to organizational activities and identifying a target company for a business combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Company’s initial public offering (the “Initial Public Offering”). The Company has selected December 31 as its fiscal year end.

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

Following the closing of the Initial Public Offering, $700,000 of cash was held outside of the Trust Account available for working capital purposes. As of September 30, 2023, the Company has available to it $5,496 of cash on its balance sheet and a working capital deficit of $3,882,735. As of December 31, 2022, the Company has available to it $262,756 of cash on its balance sheet and a working capital deficit of $367,265.

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

FUTURETECH II ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Note 1 - Description of Organization and Business Operations (Continued)

The Company has until November 18, 2023 (or up to February 18, 2024, if extended) to consummate a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination by the end of the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and its board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) above to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is the Company’s intention to redeem its Public Shares as soon as reasonably possible following the end of the Combination Period. As such, the Company’s stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of such stockholders may extend well beyond the third anniversary of such date.

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

Liquidity and Management’s Plans

At September 30, 2023, the Company had cash of $5,496 and working capital deficit of $3,882,735.

At December 31, 2022, the Company had cash of $150,257 and working capital deficit of $1,920,820.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until November 18, 2023 (or up to February 18, 2024, if extended) to complete a Business Combination. It is uncertain that the Company will be able to consummate an initial Business Combination by this time. If an initial Business Combination is not consummated by this date and the Company has not exercised its option to extend the deadline, there will be a mandatory liquidation and subsequent dissolution of the Company. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the Company’s inability to continue as a going concern.

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

In the opinion of the Company’s management, the unaudited financial statements as of September 30, 2023 and for the three and nine months ended September 30, 2023 include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the financial position of the Company as of September 30, 2023 and its results of operations and cash flows for the nine months ended September 30, 2023. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2023 or any future interim period.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At September 30, 2023 and December 31, 2022, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value. As of September 30, 2023 and December 31, 2022, the Company had cash of $5,496 and $262,756, respectively. The Company had no cash equivalents as of September 30, 2023 and December 31, 2022.

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

As of September 30, 2023 and December 31, 2022, the Company had $60,644,452 and $118,976,585, respectively, in marketable securities held in the Trust Account.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2023 and December 31, 2022, the Class A common stock subject to possible redemption in the amount of $59,573,158 and $118,466,326, respectively, is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets. The decrease of $1,126,824 and $58,893,168 during the three and nine months ended September 30, 2023, respectively, in the Class A common stock subject to possible redemption is due to a redemption during the three months ended September 30, 2023 and remeasurement adjustments during the three and nine months ended of $2,090,482 and $5,345,720, respectively. There were remeasurement adjustments of $526,231 during the three and nine months ended September 30, 2022, respectively.

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

FUTURETECH II ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Note 2 - Summary of Significant Accounting Policies (Continued)

The following table reflects the calculation of basic and diluted net income (loss) per share (in dollars, except per share amounts):

	Three Months Ended		Three Months Ended
	September 30, 2023		September 30, 2022
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share of common stock Numerator:
Allocation of net income (loss), as adjusted	$496,383	$164,842	313,598	$78,339
Denominator: Basic and diluted weighted average shares outstanding	8,657,385	2,875,000	11,500,000	2,875,000
Basic and diluted net income (loss) per share of common stock	$0.06	$0.06	0.03	$0.03

	Nine Months Ended		Nine Months Ended
	September 30, 2023		September 30, 2022
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share of common stock Numerator:
Allocation of net income (loss), as adjusted	$1,811,005	$493,893	150,455	$43,926
Denominator: Basic and diluted weighted average shares outstanding	10,542,049	2,875,000	9,639,706	2,814,338
Basic and diluted net income (loss) per share of common stock	$0.17	$0.17	0.02	$0.02

Fair Value of Financial Instruments

The fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

● Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets. This is the level that the Marketable Securities Held in Trust Account are considered (being $60,644,452 and $118,976,585 as of September 30, 2023 and December 31, 2022, respectively);

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined the United States is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of September 30, 2023 and December 31, 2022 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Promissory Note - Related Party

On August 19, 2021, the Sponsor issued an unsecured promissory note to the Company, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000 to be used for payment of costs related to the Initial Public Offering. The note is non-interest bearing and payable on the earlier of (i) March 31, 2022 or (ii) the consummation of the Initial Public Offering. As of September 30, 2023 and December 31, 2022, there was $3,335,928 and $144,443 outstanding pursuant to the promissory note, respectively. As of September 30, 2023 and December 31, 2022, the Company was delinquent under the terms of the promissory note.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such loans may be converted upon consummation of a Business Combination into units at a price of $10.00 per unit. The Units will be identical to the Private Placement Units. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of September 30, 2023 and December 31, 2022, the Company has no working capital loans outstanding.

FUTURETECH II ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Note 5 - Related Party Transactions (Continued)

Extension Loan - Related Party

If the Company anticipates that it may not be able to consummate a Business Combination by the end of the Combination Period, the Company may, by resolution of the Company’s board if requested by the Sponsor, extend the period of time to consummate a Business Combination up to six times, each by an additional one month (for a total of up to 24 months to complete a Business Combination), subject to the Sponsor depositing additional funds into the Trust Account as set out below. Pursuant to the terms of the Company’s amended and restated certificate of incorporation, as amended, and the trust agreement entered into between the Company and Continental Stock Transfer & Trust Company, in order for the time available for the Company to consummate the initial Business Combination to be extended, the Sponsor or its affiliates or designees, upon five business days’ advance notice prior to the applicable deadline, must deposit into the Trust Account the lesser of: (i) $125,000 and (ii) an aggregate amount equal to $0.04 multiplied by the number of public shares of the Company that are not redeemed for each such one-month extension unless the closing of the Company’s initial business combination shall have occurred, in exchange for a non-interest bearing, unsecured promissory note payable upon consummation of a business combination (the “Extension Loans”). If the Company completes its initial Business Combination, the Company will, at the option of the Sponsor, repay the Extension Loans out of the proceeds of the Trust Account released to the Company or convert a portion or all of the total loan amount into units at a price of $10.00 per unit, which units will be identical to the Private Placement Units. If the Company does not complete a Business Combination, the Company will repay such loans only from funds held outside of the Trust Account. Furthermore, the letter agreement among the Company and the Company’s officers, directors, and the Sponsor contains a provision pursuant to which the Sponsor will agree to waive its right to be repaid for such loans to the extent there is insufficient funds held outside of the Trust Account in the event that the Company does not complete a Business Combination. The Sponsor and its affiliates or designees are not obligated to fund the Trust Account to extend the time for the Company to complete the initial Business Combination. The public stockholders will not be afforded an opportunity to vote on the extension of time to consummate an initial Business Combination from 18 months to 24 months described above or redeem their shares in connection with such extensions. On August 18, 2023, the Company caused to be deposited $125,000 into the Company’s Trust Account, allowing the Company to extend the period of time it has to consummate its initial Business Combination from August 18, 2023 to September 18, 2023. On September 26, 2023, the Company caused to be deposited $125,000 into the Company’s Trust Account, allowing the Company to extend the period of time it has to consummate its initial Business Combination from September 18, 2023 to October 18, 2023. On, October 18, 2023, the Company caused to be deposited $125,000 into the Company’s Trust Account, allowing the Company to extend the period of time it has to consummate its initial Business Combination from October 18, 2023 to November 18, 2023. As of September 30, 2023 and December 31, 2022, there was $250,000 outstanding under the Extension Loans.

Administrative Support Agreement

Commencing on the date the Units are first listed on Nasdaq, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support for up to 18 months. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the three and nine months ended September 30, 2023 the Company recorded $30,000 and $90,000, respectively of administrative expenses. Administrative expenses were and $30,000 and $70,000 during the three and nine months ended September 30, 2022, respectively.

Representative Shares

The Company issued to EF Hutton and/or its designees, 115,000 shares of Class A common stock upon the Initial Public Offering. EF Hutton has agreed not to transfer, assign or sell any such common stock until the completion of the Company’s initial Business Combination. In addition, EF Hutton has agreed (i) to waive its redemption rights with respect to such common stock in connection with the completion of the Company’s initial Business Combination and (ii) to waive its rights to liquidating distributions from the Trust Account with respect to such common stock if the Company fails to complete its initial Business Combination within the Combination Period.

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

Advances to related parties

During the nine months ended September 30, 2023, the Company advanced $440,100 to the Sponsor and other related parties. There are no terms to the advances. $440,100 was outstanding as of September 30, 2023.

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

FUTURETECH II ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Note 7 - Stockholders’ Equity (Deficit)

Preferred Shares - The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At September 30, 2023 and December 31, 2022, there were no preferred shares issued or outstanding.

Class A Common Stock - The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. At September 30, 2023 and December 31, 2022, there were 635,075 shares of Class A common stock issued and outstanding, which included 115,000 representative shares. As of September 30, 2023 and December 31, 2022, there were 5,556,350 shares and 11,500,000 shares, respectively, of Class A common stock that were classified as temporary equity in the accompanying balance sheets.

Class B Common Stock - The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each share. At September 30, 2023 and December 31, 2022, there were 2,875,000 shares of Class B common stock issued and outstanding. Upon exercise of the over-allotment option, 375,000 shares of Class B common stock are no longer subject to forfeiture.

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

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering.

Note 8 – Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date. Based upon this review the Company did not identify any subsequent events, other than disclosed below, that would have required adjustment or disclosure in the financial statements.

As previously disclosed, on October 16, 2023, the Company received a written notice from the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that we were not in compliance with Nasdaq Listing Rule 5450(a)(2) (the “Minimum Total Holders Rule”), which requires the Company to have at least 400 total holders for continued listing on The Nasdaq Global Market. The notice is only a notification of deficiency, not of imminent delisting, and has no current effect on the listing or trading of our securities on the Nasdaq Global Market. The notice states that we have 45 calendar days, or until November 30, 2023, to submit a plan to regain compliance with the Minimum Total Holders Rule. We intend to submit to Nasdaq a plan to regain compliance with the Minimum Total Holders Rule within the required timeframe. If Nasdaq accepts our plan, Nasdaq may grant us an extension of up to 180 calendar days from the date of the notice, or until April 13, 2024, to evidence compliance with the Minimum Total Holders Rule. If Nasdaq does not accept our plan, we will have the opportunity to appeal the decision to a Nasdaq Hearings Panel.

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

Extension of Combination Period

As approved by our stockholders at the special meeting of stockholders held on August 17, 2023 (the “Special Meeting”), we entered into an amendment to the Investment Management Trust Agreement, dated as of February 18, 2022 (the “Trust Agreement”), with Continental Stock Transfer & Trust Company (“Continental”), on August 17, 2023 (the “Trust Amendment”). The Trust Amendment extended the initial date on which Continental must commence liquidation of the Trust Account to up to February 18, 2024, or such earlier date as determined by our board of directors (the “Board”), unless the closing of our initial business combination shall have occurred, provided that FutureTech II Partners LLC (the “Sponsor”) (or its affiliates or permitted designees) will deposit into a trust account established for the benefit of our public stockholders (the “Trust Account”) the lesser of: (i) $125,000 and (ii) an aggregate amount equal to $0.04 multiplied by the number of our public shares that are not redeemed for each such one-month extension unless the closing of our initial business combination shall have occurred, in exchange for a non-interest bearing, unsecured promissory note payable upon consummation of a business combination.

As approved by its stockholders at the Special Meeting, we filed an amendment to our amended and restated certificate of incorporation (the “Charter”) with the Delaware Secretary of State on August 17, 2023 (the “Charter Amendment”), to extend the date by which we have to consummate a business combination for an additional six months, from August 18, 2023 (the “Termination Date”) to up to February 18, 2024, by electing to extend the date to consummate an initial business combination on a monthly basis for up to six times by an additional one month each time after the Termination Date, until February 18, 2024 or a total of up to six months after the Termination Date, or such earlier date as determined by the Board, unless the closing of our initial business combination shall have occurred (the “Extension,” and such later date, the “Extended Date”), provided that the Sponsor (or its affiliates or permitted designees) will deposit into the Trust Account the lesser of: (i) $125,000 and (ii) an aggregate amount equal to $0.04 multiplied by the number of our public shares that are not redeemed for each such one-month extension unless the closing of our initial business combination shall have occurred, in exchange for a non-interest bearing, unsecured promissory note payable upon consummation of a business combination.

In connection with the votes to approve the Extension, the holders of 5,943,650 public shares of our Class A common stock properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.81 per share, for an aggregate redemption amount of approximately $64.2 million.

On August 18, 2023, the Company caused to be deposited $125,000 into the Company’s Trust Account, allowing the Company to extend the period of time it has to consummate its initial Business Combination from August 18, 2023 to September 18, 2023. On September 26, 2023, the Company caused to be deposited $125,000 into the Company’s Trust Account, allowing the Company to extend the period of time it has to consummate its initial Business Combination from September 18, 2023 to October 18, 2023. On October 18, 2023, the Company caused to be deposited $125,000 into the Company’s Trust Account, allowing the Company to extend the period of time it has to consummate its initial Business Combination from October 18, 2023 to November 18, 2023.

Recent Developments

Nasdaq Notice

As previously disclosed, on October 16, 2023, the Company received a written notice from the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that we were not in compliance with Nasdaq Listing Rule 5450(a)(2) (the “Minimum Total Holders Rule”), which requires the Company to have at least 400 total holders for continued listing on The Nasdaq Global Market. The notice is only a notification of deficiency, not of imminent delisting, and has no current effect on the listing or trading of our securities on the Nasdaq Global Market. The notice states that we have 45 calendar days, or until November 30, 2023, to submit a plan to regain compliance with the Minimum Total Holders Rule. We intend to submit to Nasdaq a plan to regain compliance with the Minimum Total Holders Rule within the required timeframe. If Nasdaq accepts our plan, Nasdaq may grant us an extension of up to 180 calendar days from the date of the notice, or until April 13, 2024, to evidence compliance with the Minimum Total Holders Rule. If Nasdaq does not accept our plan, we will have the opportunity to appeal the decision to a Nasdaq Hearings Panel.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to September 30, 2023 were organizational activities, those necessary to prepare for the Initial Public Offering (“Initial Public Offering”), conducting the Initial Public Offering and identifying a target company for a business combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months September 30, 2023, we had net income of $661,226, which consisted of investment income of $1,232,507, partially offset by expenses of $329,255 and tax expense of $242,027. Investment income was higher in 2023 compared to 2022 due to the increase in interest rates. Expenses were higher in 2023 compared to 2022 due to due diligence costs related to a potential business combination transaction.

For the three months ending September 30, 2022, we had net income of $391,997 which consisted of administrative support costs of $30,000, formation and operating costs of $85,711 and franchise tax cost of $50,000 which were offset by interest earned on investments held in the Trust Account of $557,708.

For the nine months September 30, 2023, we had net income of $2,304,898, which consisted of investment income of $3,989,390, partially offset by expenses of $890,821 and tax expense of $793,671. Investment income was higher in 2023 compared to 2022 due to the increase in interest rates. Expenses were higher in 2023 compared to 2022 due to due diligence costs related to a potential business combination transaction.

For the nine months September 30, 2022, we had net income of $194,381 which consisted of administrative support costs of $40,000, formation and operating costs of $331,850 and franchise tax cost of $148,767 which were offset by interest earned on investments held in the Trust Account of $674,998.

Liquidity and Capital Resources

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until November 18, 2023 to complete a Business Combination. It is uncertain that the Company will be able to consummate an initial Business Combination by this time. If an initial Business Combination is not consummated by this date and the Company has not exercised its option to extend the deadline, there will be a mandatory liquidation and subsequent dissolution of the Company. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the Company’s inability to continue as a going concern.

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value. The Company had $5,496 in cash and no cash equivalents as of September 30, 2023.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

The preparation of audited financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the audited financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. As of September 30, 2023, there were no critical accounting policies.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our audited financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2023, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds received into the Trust Accounts, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2023, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2023, our disclosure controls and procedures were not effective, due to a material weakness in internal control over financial reporting that existed relating to financial reporting systems.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Control over Financial Reporting

Other than the material weakness described above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the fiscal quarter ended September 30, 2023 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this Item. Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus for our Initial Public Offering filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our final prospectus dated February 14, 2022 filed with the SEC, our Annual Report on Form 10-K for the year ended December 31, 2021, our Form 8-K filed with the SEC on April 25, 2022, our Quarterly Report on Form 10-Q for the period ended March 31, 2022, our Quarterly Report on Form 10-Q for the period ended September 30, 2022, our Annual Report on Form 10-K for the year ended December 31, 2022, and our Definitive Proxy Statement on Schedule 14A filed July 28, 2023. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sale of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

None. There has been no material change in the planned use of proceeds from our offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) related to the Initial Public Offering.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation (1)
3.2	Amendment to the Amended and Restated Certificate of Incorporation (3)
3.3	Bylaws (2)
10.1	Amendment to Investment Management Trust Agreement, dated August 17, 2023, between FutureTech II Acquisition Corp. and Continental Stock Transfer & Trust Company (3)
31.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

*	Filed herewith.
**	Furnished.

(1) Incorporated by reference to the Company’s Form 8-K, filed with the SEC on February 24, 2022.

(2) Incorporated by reference to the Company’s Form S-1 (File No. 333-261886) initially filed with the SEC on December 23, 2021.

(3) Incorporated by reference to the Company’s Form 8-K, filed with the SEC on August 17, 2023.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

FUTURETECH II ACQUISITION CORP.

Date: November 16, 2023	By:	/s/ Ray Chen
	Name:	Ray Chen
	Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive, Financial and Accounting Officer)

