Form 10-K
period 2023-12-31
FutureTech II Acquisition Corp.
filed 2024-04-05
CIK 1889450

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

As of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock outstanding, other than securities held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price on June 30, 2023 for the Class A common stock, trading on such date, as reported on The Nasdaq Global Market, was $122,935,000.

As of April 4, 2024 there were 2,954,510 shares of the Company’s Class A Common Stock, $0.0001 par value per share, and 2,875,000 shares of the Company’s Class B Common Stock, $0.0001 par value per share, issued and outstanding.

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

Summary of Risk Factors

An investment in our securities involves a high degree of risk. The occurrence of one or more of the events or circumstances described in the section titled “Risk Factors,” alone or in combination with other events or circumstances, may materially adversely affect our business, financial condition and operating results. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Such risks include, but are not limited to:

●	Our public stockholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.

●	Our public stockholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.

●	Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek stockholder approval of the initial business combination.

●	If we seek stockholder approval of our initial business combination, our initial stockholders have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

●	The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into an initial business combination with a target.

●	The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

●	Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the ongoing novel coronavirus (“COVID-19”) outbreak.

●	If we seek stockholder approval of our initial business combination, our sponsor, directors, officers and their affiliates may elect to purchase shares or warrants from public stockholders, which may influence a vote on a proposed initial business combination and reduce the public “float” of our Class A common stock.

●	If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

●	The securities in which we invest the funds held in the trust account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public stockholders may be less than $10.20 per share.

●	You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares or warrants, potentially at a loss.

●	Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

●	Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.20 per share on our redemption of our public shares, or less than such amount in certain circumstances, and our warrants will expire worthless.

●	Past performance by members of our management team or their affiliates may not be indicative of future performance of an investment in us.

●	Our sponsor, FutureTech Partners II LLC, was formerly controlled by non-U.S. person and had substantial ties to non-U.S. persons in China. As much, we may not be able to complete an initial business combination with a U.S. target company since such initial business combination may be subject to U.S. foreign investment regulations and review by a U.S. government entity such as the Committee on Foreign Investment in the United States (CFIUS), and ultimately prohibited.

Item 1. Business

In this Annual Report on Form 10-K (the “Form 10-K”), references to the “Company” and to “we,” “us” and “our” refer to FutureTech II Acquisition Corp.

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

Our efforts to identify a prospective target business will not be limited to a particular industry or geographic location, although we currently intend to focus on opportunities to acquire U.S. companies in the disruptive technology sector, for example, artificial intelligence, or AI, robotic process automation, and any other related technology innovations market. We shall not undertake our initial business combination with any entity with its principal business operations in China (including Hong Kong and Macau). While we may pursue an acquisition opportunity in any business industry or sector, we intend to capitalize on our management team’s differentiated ability to source, acquire and manage a business in the technology industry.

Our management team is led by Ray Chen, our Chief Executive Officer and Chairman of the Board. Mr. Chen served as Goldenstone Acquisition Ltd.’s Chief Financial Officer from March 2021 until January 2024. He had served as Chief Operating Officer of Goldenbridge Acquisition Limited from August 2020 until it completed business combination with Sun Car Technology Company in May 2023. Chen served as Director and Chief Operating Officer of Wealthbridge Acquisition Limited, a special purpose acquisition company, from February 2018 until its business combination with Scienjoy Inc. in May 2020, and has served as the Investor Relation Officer of Scienjoy until 2022. Mr. Chen served as Chief Executive Officer at Fortissimo Film International Ltd., a privately-owned film development and production company from August 2016 to January 2018. From January 2013 to February 2016, Mr. Chen was Chief Executive Officer of Beijing Galloping Horse Film & TV Production Co., Ltd. From January 2010 to March 2013, Mr. Chen was the head of sales in the Beijing Office of Star Jet Co., Ltd. Mr. Chen attended business and marketing courses at Cleveland State University from September 1991 to June 1995.

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

Our Business Strategy

We believe that the Artificial Intelligence (“AI”) sector is evolving quickly and will experience substantial growth in the coming years. AI has the potential to improve social productivity, bring disruptive changes to human life, safer work, more affordable products and services, smarter and more human-friendly infrastructures, new markets and more emerging employment opportunities. AI is becoming fully commercialized and bring profound changes to all industries. The opportunity for technology companies serving these needs has never been greater, and we believe this trend will continue to generate significant value on a global scale.

Artificial Intelligence

We believe that we are living in a digital era where AI is poised to reshape our lives. The continuous research and innovation directed by the tech giants are driving the adoption of advanced AI technologies in industry verticals, such as automotive, healthcare, retail, finance, and manufacturing.

The global artificial intelligence (AI) software market is forecast to grow rapidly in the coming years and reach approximately $126 billion by 2025. We believe the development of AI will facilitate growth in a variety of industries such as auto driving, smart city, and the Internet of things (“IoT”). The investment in AI is also growing rapidly. According to IDC, global investment in AI is projected to grow from approximately $50.1 billion in 2020 to over approximately $110.0 billion in 2024.

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

We will focus on hardware technology companies that have large market potentials, mainly in the area of AI. Based on the factors discussed elsewhere in this report, robots are becoming the underlying operating system of our society. Integrated with AI, robots can perform complex tasks that require rich human experience. Various types of robots have been introduced into the market, such as cleaning robots, hotel service robots, logistics robots, cruising robots, cooking robots and human-like social robots. These robots are gradually being integrated into our daily lives and we believe that they will likely be significantly further popularized in the future.

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

Each of our directors and officers presently have and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to identify and pursue business combination opportunities or complete our initial business combination.

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

We currently have one officer. He is not obligated to devote any specific number of hours to our matters but he devotes as much of their time as he deems necessary, in the exercise of his respective business judgement, to our affairs and intend to continue doing so until we have completed our initial business combination. The amount of time that our officer or any members of our management team devote in any time period may vary based on whether a target business has been selected for our initial business combination and the current stage of the initial business combination process.

Corporate Information

Our executive offices are located at 128 Gail Drive, New Rochelle, New York 10805, and our telephone number is (914) 316-4805.

Item 1A. Risk Factors

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this Item. Factors that could cause our actual results to differ materially from those in this Annual Report are any of the risks described in our final prospectus for our Initial Public Offering filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Annual Report, except as follows, there have been no material changes to the risk factors disclosed in our final prospectus dated February 15, 2022 filed with the SEC. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

FutureTech Partners II LLC (the “Sponsor”), was previously controlled by a non-U.S. person and had substantial ties with non-U.S. persons in China. Currently, our Sponsor is controlled by a U.S. person and we do not believe that either we or the Sponsor constitute a “foreign person” under CFIUS rules and regulations. Our Sponsor owns approximately 39.7% of our outstanding shares. Certain companies requiring federal-issued licenses in the United States, such as broadcasters and airlines, may be subject to rules or regulations that limit foreign ownership. In addition, CFIUS is an interagency committee authorized to review certain transactions involving foreign investment in the United States by foreign persons in order to determine the effect of such transactions on the national security of the United States. Therefore, because we may be considered a “foreign person” under such rules and regulations, we could be subject to foreign ownership restrictions and/or CFIUS review if our proposed business combination is between us and a U.S. target company engaged in a regulated industry or which may affect national security. The scope of CFIUS was expanded by the Foreign Investment Risk Review Modernization Act of 2018 (“FIRRMA”) to include certain non-passive, non-controlling investments in sensitive U.S. businesses and certain acquisitions of real estate even with no underlying U.S. business. FIRRMA, and subsequent implementing regulations that are now in force, also subject certain categories of investments to mandatory filings. Therefore, if our potential initial business combination with a U.S. target company falls within the scope of foreign ownership restrictions, we may be unable to consummate a business combination with such target company. In addition, if our potential business combination falls within CFIUS’s jurisdiction, we may be required to make a mandatory filing or determine to submit a voluntary notice to CFIUS, or to proceed with the initial business combination without notifying CFIUS and risk CFIUS intervention, before or after closing the initial business combination. CFIUS may decide to block or delay our initial business combination, impose conditions to mitigate national security concerns with respect to such initial business combination or order us to divest all or a portion of a U.S. business of the combined company if we had proceeded without first obtaining CFIUS clearance. The foreign ownership limitations, and the potential impact of CFIUS, may limit the attractiveness of a transaction with us or prevent us from pursuing certain initial business combination opportunities that we believe would otherwise be beneficial to us and our stockholders. As a result, the pool of potential targets with which we could complete an initial business combination may be limited and we may be adversely affected in terms of competing with other special purpose acquisition companies which do not have similar foreign ownership issues.

Moreover, the process of government review, whether by CFIUS or otherwise, could be lengthy. Because we have only a limited time to complete our initial business combination (24 months, or up to 33 months, if we extend the time to complete a business combination) our failure to obtain any required approvals within the requisite time period may require us to liquidate. If we liquidate, our public stockholders may only receive $10.20 per share initially, and our warrants would expire worthless. This will also cause you to lose any potential investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

If we are deemed to be an investment company for purposes of the Investment Company Act, we would be required to institute burdensome compliance requirements and our activities would be severely restricted. As a result, in such circumstances, unless we are able to modify our activities so that we would not be deemed an investment company, we would expect to abandon our efforts to complete an initial business combination and instead to liquidate the Company.

There is currently some uncertainty concerning the applicability of the Investment Company Act of 1940 (the “Investment Company Act”) to a SPAC, including a company like ours. As a result, it is possible that a claim could be made that we have been operating as an unregistered investment company.

If we are deemed to be an investment company under the Investment Company Act, our activities would be severely restricted. In addition, we would be subject to burdensome compliance requirements. We do not believe that our principal activities will subject us to regulation as an investment company under the Investment Company Act. However, if we are deemed to be an investment company and subject to compliance with and regulation under the Investment Company Act, we would be subject to additional regulatory burdens and expenses for which we have not allotted funds. As a result, unless we are able to modify our activities so that we would not be deemed an investment company, we may abandon our efforts to complete an initial Business Combination and instead liquidate the Company. Were we to liquidate, our warrants would expire worthless, and our securityholders would lose the investment opportunity associated with an investment in the combined company, including any potential price appreciation of our securities.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, in February 2024, we instructed Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in an interest-bearing demand deposit account at a bank until the earlier of the consummation of our initial Business Combination or our liquidation. As a result, following such liquidation of investments in the Trust Account, we will receive less interest on the funds held in the Trust Account than we would have received had we not liquidated such investments in the Trust Account, which would reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company.

Until February 2024, the funds in the Trust Account had been, since our IPO, held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, in February 2024, we instructed the trustee to instead to hold the funds in the Trust Account in an interest-bearing demand deposit account at a bank until the earlier of the consummation of our initial Business Combination or our liquidation. Following such liquidation, we may receive less interest on the funds held in the Trust Account than the interest we would have received pursuant to our original Trust Account investments; however, interest previously earned on the funds held in the Trust Account still may be released to us to pay our taxes, if any, and certain other expenses as permitted. Consequently, the transfer of the funds in the Trust Account into an interest-bearing demand deposit account at a bank in February 2024 could reduce the dollar amount our public shareholders would receive upon any redemption or our liquidation.

In the event that we are deemed to be an investment company, despite the change in investments in the Trust Account, we may be required to liquidate the Company, and the longer the period before the investment change, the greater the risk of being considered an investment company.

We have incurred and expect to incur significant costs associated with the business combination. Whether or not the business combination is completed, the incurrence of these costs will reduce the amount of cash available to be used for other corporate purposes by us if the business combination is not completed.

We expect to incur significant transaction and transition costs associated with the business combination and operating as a public company following the closing of the business combination. We may also incur additional costs to retain key employees. Certain transaction expenses incurred in connection with the business combination, include all legal, accounting, consulting, investment banking and other fees, expenses and costs, and will be paid by the combined company following the closing of the business combination. Even if the business combination is not completed, we expect to incur transactions expenses. These expenses will reduce the amount of cash available to be used for other corporate purposes by us if the business combination is not completed.

A new 1% U.S. federal excise tax could be imposed on us in connection with future redemptions by us of our shares.

On August 16, 2022, the IR Act was signed into federal law which provides for, among other things, a 1% excise tax on the fair market value of stock repurchased by a U.S. corporation beginning in 2023, subject to certain exceptions. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from which shares are repurchased. The U.S. Department of the Treasury has been given authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of the excise tax. It is unclear at this time how and to what extent it will apply to SPAC redemptions and liquidations, but since we are a publicly listed Delaware corporation, we are a “covered corporation” within the meaning of the IR Act. Consequently, our Board believes that, absent additional guidance and unless an exception is available, there is a significant risk that this excise tax will apply to any redemptions of our public shares after December 31, 2022. The Company confirms that amounts placed in the Trust Account in connection with the Company’s initial public offering and any Extension Payments, as well as any interest earned thereon, will not be used to pay for the Excise Tax.

If we do not regain compliance with Nasdaq Listing Rule 5450(a)(2) or Nasdaq does not grant us an extension on the time to regain compliance with the Listing Rule 5450(a)(2), then Nasdaq will likely suspend trading in or delist our securities.

Our securities are listed on the Nasdaq Global Market. Nasdaq Listing Rule 5450(a)(2) requires the Company to have a minimum of 400 total holders for continued listing on the Nasdaq Global Market (the “Holder Requirement”). The Company has a hearing scheduled with Nasdaq’s Hearings Panel on April 30, 2024 to stay delisting of the Company’s securities and provide the Company with a 180-calendar-day extension to regain compliance with the Holder Requirement. There is a risk that we cannot regain compliance with the Holder Requirement even if we are granted an extension of 180 calendar days to complete our plan to regain compliance. Trading in our securities may be suspended and we may be subject to delisting by Nasdaq. We cannot assure you that (i) Nasdaq will not delist our securities upon a decision by the Nasdaq Hearings Panel or (ii) we will regain compliance with the Holder Requirement even if we are granted an extension of 180 calendar days by the Hearings Panel.

If Nasdaq delists any of our securities from trading and we are unable to list our securities on another national securities exchange, we expect our securities could potentially be quoted on an over-the-counter market. However, if this were to occur, we could face significant material adverse consequences.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

As a blank check company, we do not have any operations and our sole business activity has been to search for and consummate a Business Combination. However, because we have investments in our Trust Account and bank deposits and we depend on the digital technologies of third parties, we and third parties may be subject to attacks on or security breaches in our or their systems. Because of our reliance on the technologies of third parties, we also depend upon the personnel and the processes of third parties to protect against cybersecurity threats, and we have no personnel or processes of our own for this purpose. In the event of a cybersecurity incident impacting us, the management team will report to the Board and provide updates on the management team’s incident response plan for addressing and mitigating any risks associated with such an incident. As an early-stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We also lack sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have material adverse consequences on our business and lead to financial loss. We have not encountered any cybersecurity incidents since our Initial Public Offering.

Item 2. Properties

Our executive offices are located at 128 Gail Drive, New Rochelle, New York 10805 and our telephone number is (914) 316-4805. We have agreed to pay FutureTech Partners II LLC a total of $10,000 per month for office space, utilities and secretarial and administrative support and the use of this office location is included in such $10,000 monthly payment. During the year ended December 31, 2023, $0 was paid. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings

From time to time, we may become involved in legal proceedings relating to claims arising from the ordinary course of business. Our management believes that there are currently no claims or actions pending against us, the ultimate disposition of which could have a material adverse effect on our results of operations, financial condition or cash flows.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Our units, public shares and public warrants are each traded on the Nasdaq Global Market under the symbols “ FTIIU,” “FTII” and “FTIIW,” respectively. Our units commenced public trading on February 16, 2022. Our Class B common stock is not listed on any exchange.

As of March 30, 2024, there were 2 holders of record of our units, 4 holders of record of our Class A common stock, 6 holders of record of our Class B common stock and 1 holder of record of our warrants. A substantially greater number of holders of Class A common stock are “street name” or beneficial holders, whose shares of record are held by banks, brokers, and other financial institutions. As a result, we are unable to estimate the total number of stockholders represented by the record holders of our common stock.

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

On August 18, 2023, the Company caused to be deposited $125,000 into the Company’s Trust Account, allowing the Company to extend the period of time it has to consummate its initial Business Combination from August 18, 2023 to September 18, 2023. On September 26, 2023, the Company caused to be deposited $125,000 into the Company’s Trust Account, allowing the Company to extend the period of time it has to consummate its initial Business Combination from September 18, 2023 to October 18, 2023. On October 18, 2023, the Company caused to be deposited $125,000 into the Company’s Trust Account, allowing the Company to extend the period of time it has to consummate its initial Business Combination from October 18, 2023 to November 18, 2023. On November 17, 2023, the Company caused to be deposited $125,000 into the Company’s Trust Account, allowing the Company to extend the period of time it has to consummate its initial Business Combination from November 18, 2023 to December 18, 2023. On December 18, 2023, the Company caused to be deposited $125,000 into the Company’s Trust Account, allowing the Company to extend the period of time it has to consummate its initial Business Combination from December 18, 2023 to January 18, 2023. On January 18, 2024, the Company caused to be deposited $50,000 into the Company’s Trust Account, allowing the Company to extend the period of time it has to consummate its initial Business Combination from January 18, 2024 to February 18, 2024. On February 18, 2024, the Company caused to be deposited $50,000 into the Company’s Trust Account, allowing the Company to extend the period of time it has to consummate its initial Business Combination from February 18, 2024 to March 18, 2024. On March 18, 2024, the Company caused to be deposited $50,000 into the Company’s Trust Account, allowing the Company to extend the period of time it has to consummate its initial Business Combination from March 18, 2024 to April 18, 2024.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to December 31, 2023 were organizational activities, those necessary to prepare for the Initial Public Offering (“Initial Public Offering”), conducting the Initial Public Offering and identifying a target company for a business combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2023, we had net income of $2,911,502, which consisted of investment income of $4,809,102 and gain on extinguishment of notes payable of $144,443, partially offset by expenses of $1,062,699 and tax expense of $979,344. Investment income was higher in 2023 compared to 2022 due to the increase in interest rates. Expenses were higher in 2023 compared to 2022 due to due diligence costs related to a potential business combination transaction.

For the year end December 31, 2022, we had net income of $700,015, which consisted of investment income of $1,676,585, partially offset by expenses of $666,311 and tax expense of $310,259.

Liquidity and Capital Resources

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until April 18, 2024 to complete a Business Combination. It is uncertain that the Company will be able to consummate an initial Business Combination by this time. If an initial Business Combination is not consummated by this date and the Company has not exercised its option to extend the deadline, there will be a mandatory liquidation and subsequent dissolution of the Company. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the Company’s inability to continue as a going concern.

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value. The Company had $17,578 in cash and no cash equivalents as of December 31, 2023.

For the year ended December 31, 2023, cash used in operating activities was $1,766,109. The net income of $2,911,502 was affected by interest earned on investments held in the trust account of $4,809,102, gain on extinguishment of notes payable of $144,443 and changes in operating assets and liabilities provided $275,934 of cash for operating activities.

For the year ended December 31, 2022, cash used in operating activities was $601,354. The net income of $700,015 was affected by interest earned on investments held in the trust account of $1,676,585 and changes in operating assets and liabilities provided $977,513 of cash for operating activities.

For the year ended December 31, 2023, cash provided by investing activities was $61,821,521 due to cash withdrawn from the Trust Account of $64,746,521, partially offset by cash deposited into the Trust Account of $2,800,000 and $125,000 cash in transit to the trust.

For the year ended December 31, 2022, cash used in investing activities was $117,300,000 due to cash invested into the Trust Account.

For the year ended December 31, 2023, cash used in financing activities was $30,300,590 due to $64,238,887 in cash paid for redemptions, partially offset by $3,938,297 in capital contributions from the Sponsor.

For the year ended December 31, 2022, cash provided by financing activities was $118,159,111 primarily due to $115,000,000 in proceeds from sale of Units, $5,200,750 from the proceeds of sale of private placement units, and $100,000 for a note receivable repayment, partially offset by $1,725,000 for a underwriting fee paid, $316,640 for the payment of offering costs and $100,000 from a note receivable.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

The preparation of audited financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the audited financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. As of December 31, 2023, there were no critical accounting policies.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2023, our disclosure controls and procedures were effective.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for us. Under the supervision and with the participation of our Certifying Officers, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023 based on criteria specified in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, our management, including our chief executive officer and chief financial officer, concluded that, as of December 31, 2023, the internal control over financial reporting was effective. Additionally, based on management’s assessment, we determined that there was a material weaknesses in our internal control over financial reporting as of December 31, 2023.

We have identified a material weakness in our internal control over financial reporting as of December 31,2023. If we are unable to develop and maintain an effective system internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15€ under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of the end of period covered by this Report, due to a material weakness in internal control over financial reporting that existed relating to financial reporting system and accounting for accruals.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making these assessments, management used the criteria ser forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2023, because of the material weakness in internal control over financial reporting existed relating to financial reporting systems and accounting for accruals.

To address this material weakness, we are assessing our resource needs as well as roles and responsibilities with a particular focus on accounting and financial reporting staff and will make changes as needed, but we can offer no assurance that our controls will not require additional review and modification in this future as industry accounting practices may evolve over time.

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

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position

Ray Chen	58	Chief Executive Officer, Chief Financial Officer, and Director
Yuquan Wang	52	Director
Neil Bush	68	Independent Director
Jeffrey Moseley	69	Independent Director
Jonathan McKeage	71	Independent Director

Ray Chen, Chief Executive Officer, Chief Financial Officer, and Director

Ray Chen has been our Chief Executive Officer, Chief Financial Officer and a member of our board of directors since August 2023. Mr. Chen served as Goldenstone Acquisition Ltd.’s Chief Financial Officer from March 2021 until January 2024. He had served as Chief Operating Officer of Goldenbridge Acquisition Limited from August 2020 until it completed business combination with Sun Car Technology Company in May 2023. Chen served as Director and Chief Operating Officer of Wealthbridge Acquisition Limited, a special purpose acquisition company, from February 2018 until its business combination with Scienjoy Inc. in May 2020, and has served as the Investor Relation Officer of Scienjoy until 2022. Mr. Chen served as Chief Executive Officer at Fortissimo Film International Ltd., a privately-owned film development and production company from August 2016 to January 2018. From January 2013 to February 2016, Mr. Chen was Chief Executive Officer of Beijing Galloping Horse Film & TV Production Co., Ltd. From January 2010 to March 2013, Mr. Chen was the head of sales in the Beijing Office of Star Jet Co., Ltd. Mr. Chen attended business and marketing courses at Cleveland State University from September 1991 to June 1995. The Company believes Mr. Chen is well-qualified to serve as a member of the board given his public company experience, including other similarly structured blank check companies, business leadership, operational experience and contacts.

Yuquan Wang, Director

Yuquan Wang has been a member of our board of directors since our inception. Mr. Wang has been the founding partner of Haiyin Capital since January 2009. Additionally, Mr. Wang has served as a board member of Soft Robotics Inc. from February 2016 to January 2021. Mr. Wang served as a board member for Wicab, Inc. since July 2014 and as a board member of Cerevast Medical, Inc. since October 2014. Since January 2003, Mr. Wang has served as a board member of Frost & Sullivan (Beijing). Mr. Wang also currently serves as a board member of T4Game since August 2013. In addition, Mr. Wang served as a board member of Hanson Robotics since March 2015. Mr. Wang is the co-founder and has served as the chairman of Innovation Map since June 2016 and the Chairman of Innovation Map USA since August 2017. Mr. Wang has served as an advisor to the George H.W. Bush Foundation for U.S.-China Relation since January 2021. Since May 2009, Mr. Wang has served as a board member of Easescent Wine. He also currently serves as a member of the board of Fuwen Enterprise Management Consulting since December 2011, and Guangkong Haiyin Enterprise Management since October 2014. Mr. Wang is the CEO of FutureTech Acquisition Corp., where he currently serves as a member of the board. Previously, Mr. Wang served as our Chief Executive Officer from inception to August 2023.

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

Jonathan McKeage, Independent Director

Jonathan McKeage has served on our board of directors since August 2023. Mr. McKeage has over 30 years of experience in the areas of M&A, corporate finance, equity analysis, trading and investor relations. Mr. McKeage has served as a director of Goldenstone Acquisition Ltd. since July 2021. Mr. McKeage has served in various roles at American Education Center, a provider of college application advice, and acclimation and business services to Chinese students studying in the United States and their families, since September 2015: as Senior Advisor since September 2017; as Chief Executive Officer and director from September 2016 to August 2017; and as Managing Director from September 2015 to August 2016. From September 2015 to June 2017, Mr. McKeage served as Chief Academic Officer and a Professor at Columbia International College, Inc. Prior to that, from 2004 to 2010, Mr. McKeage served as Vice President of Corporate Development for Digital Angel Corporation, where he coordinated acquisitions and divestitures and served as in-house investor relations manager for this international RFID and GPS technology group. During this time, Mr. McKeage also served as Chief Executive Officer and Director of New Jersey-based Digital Angel subsidiary InfoTech USA, an OTC-quoted provider of information technology and consulting services to small and medium sized businesses, where he led a business model restructuring and eventual sale to a private equity group, as part of the parent company’s program of divestiture of non-core assets. Before this, Mr. McKeage for two years was an Account Manager with Allen & Caron, a New York and London based investor relations firm, where he led roadshows and wrote press releases for the firm’s small cap client base and advised C-suite executives on IR strategies. In the early 1990s Mr. McKeage spent three years with Kalb Voorhis, a New-York based brokerage and specialist operation, where he acted as floor broker on the NYSE and client relationship manager with the firm’s AMEX specialist unit, as well as on the firm’s equity sales desk “upstairs” executing customer trades on these exchanges. Following this, he spent two years with Niederhoffer Investments, a New York-based financial group engaged primarily in commodities trading, where he engaged in commodities research and ADR trading, as well as managing the firm’s private company exclusive sale business. Mr. McKeage’s investment banking experience includes seven years (1995 to 2002) as a Managing Director in the Corporate Finance department of New York-based Dominick & Dominick LLC, where he was involved in a number of domestic and international M&A and equity funding assignments and also led European roadshows for US clients in conjunction with Dominick’s then-extensive European branch network. Mr. McKeage holds a bachelor degree from Rice University, masters and PhD degrees from Harvard University and a Certificate in Business Administration from The Wharton School. We believe Mr. McKeage is well-qualified to serve as a member of the board given his public company experience, including investor relations, business leadership, operational experience and contacts.

Number and Terms of Office of Officers and Directors

We have five directors. Our board of directors is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq. The term of office of the first class of directors, consisting of Neil Bush, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Jeffrey Moseley and Jonathan McKeage, will expire at the second annual meeting of stockholders. The term of office for the third class of directors consisting of Yuquan Wang and Ray Chen, will expire at the third annual meeting of stockholders.

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

Audit Committee

We established an audit committee of the board of directors. Neil Bush and Jeffrey Moseley serve as members of our audit committee, and Jonathan McKeage chairs the audit committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent. Each of Messrs. Bush, McKeage, and Moseley meet the independent director standards under Nasdaq listing standards and under Rule 10-A-3(b)(1) of the Exchange Act.

Each member of the audit committee is financially literate, and our board of directors has determined that Mr. McKeage qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

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

Compensation Committee

We established a compensation committee of the board of directors. Jonathan McKeage and Jeffrey Moseley serve as members of our compensation committee, and Mr. Moseley chairs the compensation committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent. Messrs. McKeage and Moseley are independent.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, certain officers and any beneficial owners of more than 10% of our common stock to file reports relating to their ownership and changes in ownership of our common stock with the SEC by certain deadlines. Based on a review of Section 16 filings with respect to our Company made during or with respect to the preceding year, we are not aware of any late Section 16(a) filings other than one late Form 4 report filed by the Sponsor, one late Form 3 report filed by Ray Chen, one late Form 3 report filed by Jonathan McKeage, one late Form 4 report filed by Yuquan Wang and one late Form 3 report filed by Zachary Radu.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our shares of common stock as of March 30, 2024, based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our common stock by:

●	each person known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock;

●	each of our executive officers, directors and director nominees that beneficially owns shares of common stock; and

●	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

	Class A Common Stock		Class B Common Stock		Approximate Percentage
Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned (2)	Approximate Percentage of Class	of Outstanding Common Stock
Sponsor, Officers and Directors
FutureTech Partners II LLC (2)	520,075	17.6%	2,825,000	98.3%	57.4%
Ray Chen	-		-	-	-
Yuquan Wang	-		-	-	-
Neil Bush	-		10,000	*	*
Jonathan McKeage	-		-	-	-
Jeffrey Moseley	-		10,000	*	*
All executive officers and directors as a group (five individuals)	520,075	17.6%	2,845,000	98.9%	57.7%
5% Holders
Karpus Management, Inc. (3)	790,575	26.8%	-	-	13.6%
Cowen and Company, LLC (4)	377,119	12.8%			6.5%
Polar Asset Management Partners Inc. (5)	317,000	10.7%			5.4%
Calamos Market Neutral Income Fund, a series of Calamos Investment Trust (6)	500,000	16.9%			8.6%
AQR Arbitrage, LLC (7)	419,508	14.2%			7.2%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o FutureTech II Acquisition Corp., 128 Gail Drive, New Rochelle, NY 10805.
(2)	FutureTech Partners II LLC, our sponsor, is the record holder of the securities reported herein. Zachary Radu is a member. By virtue of this relationship, Mr. Radu may be deemed to share beneficial ownership of the securities held of record by our sponsor. Mr. Radu disclaims any such beneficial ownership except to the extent of his pecuniary interest.
(3)	According to a Schedule 13G filed with the SEC on February 13, 2024 by Karpus Management, Inc., a New York corporation, d/b/a Karpus Investment Management (“Karpus”). Karpus is controlled by City of London Investment Group plc (“CLIG”), which is listed on the London Stock Exchange. However, in accordance with SEC Release No. 34-39538 (January 12, 1998), effective informational barriers have been established between Karpus and CLIG such that voting and investment power over the subject securities is exercised by Karpus independently of CLIG, and, accordingly, attribution of beneficial ownership is not required between Karpus and CLIG. Karpus holds sole power to vote or direct the vote over 665,575 shares, and may be said to beneficially own 790,575 shares. The business address of Karpus is 183 Sully’s Trail, Pittsford, New York 14534.
(4)	According to a Schedule 13G filed with the SEC on February 2, 2024 by Cowen and Company, LLC (“Cowen”). Cowen beneficially owns 377,119 shares. The principal business office of Cowen is 599 Lexington Ave., New York, NY 10022.
(5)	According to a Schedule 13G filed with the SEC on February 12, 2024, Polar Asset Management Partners, Inc., a company incorporated under the laws of Ontario, Canada (“PAMP”), serves as the investment advisor to Polar Multi-Strategy Master Fund, a Cayman Islands exempted company (“PMSMF”) with respect to the shares held by PMSMF. The principal business office of PAMP is 16 York Street, Suite 2900, Toronto, ON, Canada M5J 0E6.
(6)	According to a Schedule 13G filed with the SEC on March 6, 2024 by Calamos Market Neutral Income Fund, a series of Calamos Investment Trust (“Calamos”), Calamos may be deemed to have beneficial ownership of these shares. The principal business office of Calamos is 2020 Calamos Court, Naperville, IL 60563.
(7)	According to a Schedule 13G filed with the SEC on February 14, 2024 by AQR Capital Management, LLC (“AQR Management”), AQR Capital Management Holdings, LLC (“AQR Holdings”), and AQR Arbitrage, LLC (“AQR Arbitrage”), all three entities may be deemed to have beneficial ownership and power to vote or direct the vote of these shares. The principal business office of AQR Management, AQR Holdings and AQR Arbitrage is One Greenwich Plaza, Greenwich, CT 06830.

The founder shares held by our initial stockholders represent 57.7% of our outstanding shares of common stock. Because of this ownership block, our initial stockholders may be able to effectively influence the outcome of all other matters requiring approval by our stockholders, including amendments to our amended and restated certificate of incorporation and approval of significant corporate transactions including our initial business combination. Holders of our public shares do not have the right to appoint any directors to our board of directors prior to our initial business combination.

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

In order to finance transaction costs in connection with a Business Combination, the Sponsor may provide us with a loan to the Company up to $1,500,000 as may be required (“Working Capital Loans”). Such Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such loans may be converted upon consummation of a Business Combination into additional Placement Units at a price of $10.00 per Unit. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of December 31, 2023, there were no amounts outstanding under any Working Capital Loans.

If the Company anticipates that it may not be able to consummate a Business Combination within 24 months, the Company may, by resolution of the Board if requested by the Sponsor, extend the period of time to consummate a Business Combination up to nine times, each by an additional one month (for a total of up to 33 months to complete a Business Combination), subject to the Sponsor depositing additional funds into the Trust Account as set out below. On February 17, 2023 the Company caused to be deposited $1,150,000 into the Company’s Trust Account for its public stockholders, representing $0.10 per public share, allowing the Company to extend the period of time it has to consummate its initial Business Combination by three months from February 18, 2023 to May 18, 2023. On May 17, 2023 the Company caused to be deposited $1,150,000 into the Company’s Trust Account for its public stockholders, representing $0.10 per public share, allowing the Company to extend the period of time it has to consummate its initial Business Combination by three months from May 18, 2023 to August 18, 2023. On August 18, 2023, the Company caused to be deposited $125,000 into the Company’s Trust Account for its public stockholders, representing $0.002 per public share, allowing the Company to extend the period of time it has to consummate its initial Business Combination by one month from August 18, 2023 to September 18, 2023. On September 26, 2023, the Company caused to be deposited $125,000 into the Company’s Trust Account for its public stockholders, representing $0.002 per public share, allowing the Company to extend the period of time it has to consummate its initial Business Combination by one month from September 18, 2023 to October 18, 2023. On October 18, 2023, the Company caused to be deposited $125,000 into the Company’s Trust Account for its public stockholders, representing $0.002 per public share, allowing the Company to extend the period of time it has to consummate its initial Business Combination by one month from October 18, 2023 to November 18, 2023. On November 17, 2023, the Company caused to be deposited $125,000 into the Company’s Trust Account for its public stockholders, representing $0.002 per public share, allowing the Company to extend the period of time it has to consummate its initial Business Combination by one month from November 18, 2023 to December 18, 2023. On December 18, 2023, the Company caused to be deposited $125,000 into the Company’s Trust Account for its public stockholders, representing $0.002 per public share, allowing the Company to extend the period of time it has to consummate its initial Business Combination by one month from December 18, 2023 to January 18, 2024. On January 18, 2024, the Company caused to be deposited $50,000 into the Company’s Trust Account for its public stockholders, representing $0.002 per public share, allowing the Company to extend the period of time it has to consummate its initial Business Combination by one month from January 18, 2024 to February 18, 2024. On February 18, 2024, the Company caused to be deposited $50,000 into the Company’s Trust Account for its public stockholders, representing $0.002 per public share, allowing the Company to extend the period of time it has to consummate its initial Business Combination by one month from February 18, 2024 to March 18, 2024. On March 18, 2024, the Company caused to be deposited $50,000 into the Company’s Trust Account for its public stockholders, representing $0.002 per public share, allowing the Company to extend the period of time it has to consummate its initial Business Combination by one month from March 18, 2024 to April 18, 2024. (collectively, the “Extension Loans”).

As of the December 31, 2023, there was $2,925,000 outstanding under the Extension Loans . Each payment was made in the form of non-interest-bearing loans. If the Company completes its initial Business Combination, the Company will, at the option of the Sponsor, repay the Extension Loans out of the proceeds of the Trust Account released to the Company or convert a portion or all of the total loan amount into units at a price of $10.00 per unit, which units will be identical to the private units. If the Company does not complete a Business Combination, the Company will repay such loans only from funds held outside of the Trust Account. Furthermore, the letter agreement among the Company and the Company’s officers, directors, and the Sponsor contains a provision pursuant to which the Sponsor will agree to waive its right to be repaid for such loans to the extent there is insufficient funds held outside of the Trust Account in the event that the Company does not complete a Business Combination. The Sponsor and its affiliates or designees are not obligated to fund the Trust Account to extend the time for the Company to complete the initial Business Combination. The public stockholders will not be afforded an opportunity to vote on the extension of time to consummate an initial Business Combination from 18 months to 24 months described above or redeem their shares in connection with such extensions. The Company is not required to repay the extension loans and as such is treated as a capital contribution and is included in accumulated deficit on the Company’s balance sheet.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Neil Bush, Jonathan McKeage and Jeffrey Moseley are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accountant Fees and Services

The following is a summary of fees paid or to be paid to Adeptus Partners, LLC, or Adeptus Partners, for services rendered.

Audit Fees. Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Adeptus Partners in connection with regulatory filings. The aggregate fees of Adeptus Partners for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 8-K for the respective periods and other required filings with the SEC for the years ended December 31, 2023 and 2022 totaled approximately $54,000 and $66,000, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Adeptus Partners any audit-related fees for the years ended December 31, 2023 and 2022.

Tax Fees. We did not pay Adeptus Partners for tax return services, planning and tax advice for the years ended December 31, 2023 and 2022.

All Other Fees. We did not pay Adeptus Partners for any other services for the year ended December 31, 2023 and 2022.

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

FUTURETECH II ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of FutureTech II Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of FutureTech II Acquisition Corp. (the Company) as of December 31, 2023 and 2022, and the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Ocean, New Jersey
April 5, 2024
PCAOB ID: 3686

The accompanying notes are an integral part of these financial statements.

FUTURETECH II ACQUISITION CORP.

BALANCE SHEETs

	December 31, 2023	December 31, 2022

ASSETS
Current Assets:
Cash	$17,578	$262,756
Prepaid expenses	64,043	157,614
Extension fee receivable	125,000	-
Due from Sponsor	731,912	-
Total Current Assets	938,533	420,370

Marketable Securities held in Trust Account	61,839,164	118,976,585

Prepaid expenses, non-current	-	77,654
Total Assets	$62,777,697	$119,474,609

LIABILITIES STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$295,138	$130,225
Excise tax payable	642,389	-
Franchise tax payable	94,364	200,000
Income tax payable	1,087,603	310,259
Accrued offering costs	2,708	2,708
Note payable - Sponsor	-	144,443
Total Current Liabilities	2,122,202	787,635

Deferred underwriting commission	3,450,000	3,450,000

Total Liabilities	5,572,202	4,237,635

COMMITMENTS AND CONTINGENCIES (Note 6)

Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 5,556,350 and 11,500,000 shares subject to possible redemption issued and outstanding, shares at redemption value of $10.90 and $10.30 per share as of December 31, 2023 and December 31, 2022, respectively	60,532,197	118,466,326

Stockholders’ deficit:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value, 100,000,000 shares authorized, 635,075 issued and outstanding (excluding 5,556,350 and 11,500,000 shares subject to possible redemption and including 115,000 representative shares as of December 31, 2023 and 2022, respectively)	64	64
Class B common stock, $0.0001 par value, 10,000,000 shares authorized, 2,875,000 shares issued and outstanding	288	288

Additional paid-in capital	-	-
Accumulated deficit	(3,327,054)	(3,229,704)
Total Stockholders’ Deficit	(3,326,702)	(3,229,352)
Total Liabilities and Stockholders’ Deficit	$62,777,697	$119,474,609

The accompanying notes are an integral part of these financial statements.

FUTURETECH II ACQUISITION CORP.

STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31,
	2023	2022
EXPENSES
Administrative fee - related party	$120,000	$100,000
Franchise tax	200,000	200,000
General and administrative	742,699	366,311
TOTAL EXPENSES	1,062,699	666,311

OTHER INCOME
Interest earned on marketable securities held in Trust Account	4,809,102	1,676,585
Gain on extinguishment of notes payable	144,443	-
TOTAL OTHER INCOME	4,953,545	1,676,585

Pre-tax income	3,890,846	1,010,274

Income tax	(979,344)	(310,259)

Net income	$2,911,502	$700,015

Weighted average number of shares of Class A common stock outstanding, basic and diluted	9,920,455	12,135,075
Basic and diluted net income (loss) per share of Class A common stock	$0.34	$0.09

Weighted average number of shares of Class B common stock outstanding, basic and diluted	2,875,000	7,187,500
Basic and diluted net income (loss) per share of Class B common stock	$(0.16)	$(0.05)

The accompanying notes are an integral part of these financial statements.

FUTURETECH II ACQUISITION CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR YEARS ENDED DECEMBER 31, 2023 AND DECEMBER 31, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid in	Accumulated	Total Stockholders’ Equity
	Shares	Amounts	Shares	Amounts	Capital	Deficit	(Deficit)
Balance – January 1, 2022		-	2,875,000	288	24,712	(438)	24,562
Sale of units in Initial Public Offering	11,500,000	1,150	-	-	115,000,000	-	115,000,000
Offering costs	-	-	-	-	(2,239,502)	-	(2,239,502)
Sale of Private Placement Units	520,075	52	-	-	5,200,968	-	5,200,750
Shares issued to representative	115,000	12	-	-	(12)	-	-
Deferred underwriting commission	-	-	-	-	(3,450,000)	-	(3,450,000)
Class A Common Stock subject to possible redemption	(11,500,000)	(1,150)	-	-	(117,298,850)	-	(117,300,000)
Remeasurement adjustment	-	-	-	-	2,762,954	(3,929,281)	(1,166,327)
Net income	-	-	-	-	-	700,015	700,015
Balance December 31, 2022	635,075	64	2,875,000	288	-	(3,229,704)	(3,229,352)
Accretion to redemption value	-	-	-	-	-	(6,304,759)	(6,304,759)
Excise tax on Class A common stock redemption						(642,389)	(642,389)
Capital contribution						3,938,297	3,938,287
Net income	-	-	-	-	-	2,911,502	2,911,502
Balance December 31, 2023	635,075	64	2,875,000	288	-	(3,327,054)	(3,326,702)

The accompanying notes are an integral part of these financial statements.

FUTURETECH II ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

	For the Year Ended	For the Year Ended
	December 31, 2023	December 31, 2022

Cash flows from Operating Activities:
Net income	$2,911,502	$700,015
Adjustments to reconcile net income to net cash used in operating activities:
Income earned on marketable securities held in the Trust Account	(4,809,102)	(1,676,585)
Gain on extinguishment of notes payable	(144,443)	-
Changes in operating assets and liabilities:
Prepaid expenses	93,571	(157,614)
Due from Sponsor	(731,912)	-
Franchise tax payable	(105,636)	200,000
Income tax payable	777,344	310,259
Other assets	77,654	(77,654)
Accounts payable and accrued expenses	164,913	100,225
Net cash used in operating activities	(1,766,109)	(601,354)

Cash flows from Investing Activities:
Investment of cash in Trust Account	(2,800,000)	(117,300,000)
Cash in transit to the trust	(125,000)	-
Cash withdrawn from Trust	64,746,521	-
Net cash used in investing activities	61,821,521	(117,300,000)

Cash flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discount paid	-	115,000,000
Proceeds from sale of private placement units	-	5,200,750
Underwriting fee paid		(1,725,000)
Note receivable	-	(100,000)
Note receivable - repayment		100,000
Payment of deferred offering costs	-	(316,640)
Capital contribution from Sponsor	3,938,297	-
Cash paid for redemptions	(64,238,887)	-
Net cash (used in) provided by financing activities	(60,300,590)	118,159,111

Net change in cash	(245,178)	257,756

Cash - Beginning of the period	262,756	5,000
Cash - End of the period	$17,578	$262,756

Supplemental disclosure of non-cash financing activities:

Excise tax on Class A common stock redemptions	$642,389	-
Deferred underwriting commission	$-	$3,450,000
Initial Classification of Class A common stock subject to redemption	$-	$118,553,638
Accretion to redemption value	$6,304,759	$3,929,281
Offering costs paid by Promissory note - related parties	$-	$187,993

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

As of December 31, 2023, the Company had not commenced any operations. All activity for the period from April 13, 2021 (inception) through December 31, 2023 relates to organizational activities and identifying a target company for a business combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Company’s initial public offering (the “Initial Public Offering”). The Company has selected December 31 as its fiscal year end.

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

Following the closing of the Initial Public Offering, $700,000 of cash was held outside of the Trust Account available for working capital purposes. As of December 31, 2023, the Company has available to it $17,578 of cash on its balance sheet and a working capital deficit of $1,183,669. As of December 31, 2022, the Company has available to it $262,756 of cash on its balance sheet and a working capital deficit of $367,265.

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

The Company has until April 18, 2024 (or up to November 18, 2024, if extended) to consummate a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination by the end of the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and its board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) above to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is the Company’s intention to redeem its Public Shares as soon as reasonably possible following the end of the Combination Period. As such, the Company’s stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of such stockholders may extend well beyond the third anniversary of such date.

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

Liquidity and Management’s Plans

At December 31, 2023, the Company had cash of $17,578 and working capital deficit of $1,183,669.

At December 31, 2022, the Company had cash of $262,756 and working capital deficit of $367,265.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until April 18, 2024 (or up to November 18, 2024, if extended) to complete a Business Combination. It is uncertain that the Company will be able to consummate an initial Business Combination by this time. If an initial Business Combination is not consummated by this date and the Company has not exercised its option to extend the deadline, there will be a mandatory liquidation and subsequent dissolution of the Company. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the Company’s inability to continue as a going concern.

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

FUTURETECH II ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At December 31, 2023 and, 2022, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

FUTURETECH II ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Note 2 - Summary of Significant Accounting Policies (Continued)

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value. As of December 31, 2023 and 2022, the Company had cash of $17,578 and $262,756, respectively. The Company had no cash equivalents as of December 31, 2023 and December 31, 2022.

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

As of December 31, 2023 and 2022, the Company had $61,839,164 and $118,976,585, respectively, in marketable securities held in the Trust Account.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2023 and 2022, the Class A common stock subject to possible redemption in the amount of $60,532,197 and $118,466,326, respectively, is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets. The decrease of $57,934,129 during the year ended December 31, 2023, in the Class A common stock subject to possible redemption is due to a redemption of $64,238,888 offset by accretion to the redemption value of $6,304,759 during the year ended December 31, 2023, respectively.

As of December 31, 2023 and 2022, the shares of common stock reflected on the balance sheet are reconciled in the following table.

Gross Proceeds	115,000,000
Less:
Proceeds allocated to public warrants	(1,067,463)
Temporary equity offering costs	(5,635,551)
Plus:
Remeasurement of carrying value to redemption value	9,003,014
Ending Balance as of March 31, 2022	117,300,000
Remeasurement of carrying value to redemption value	1,166,326
Ending Balance as of December 31, 2022	118,466,326
Redemption of Class A common stock	(64,238,888)
Remeasurement of carrying value to redemption value	6,304,759
Ending Balance as of December 31, 2022	60,532,197

Warrant Instruments

The Company accounts for the Public Warrants and the Private Placement Warrants issued in connection with the Initial Public Offering and the Private Placement in accordance with the guidance contained in FASB ASC 815, “Derivatives and Hedging”. Under ASC 815-40 the Public Warrants and the Private Placement Warrants meet the criteria for equity treatment and as such will be recorded in shareholders’ deficit. If the warrants no longer meet the criteria for equity treatment, they will record as a liability and remeasured each period with changes recorded in the statement of operations.

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

FUTURETECH II ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Note 2 - Summary of Significant Accounting Policies (Continued)

The following table reflects the calculation of basic and diluted net income (loss) per share (in dollars, except per share amounts):

	Year Ended		Year Ended
	December 31, 2023		December 31, 2022
	Redeemable	Non-redeemable	Redeemable	Non-redeemable
Basic and diluted net income (loss) per share of common stock Numerator	4,953,545	-	1,676,585	-
Less: Allocation of net income (loss), as adjusted	(1,583,219)	(458,825)	(613,311)	(363,259)
Denominator: Basic and diluted weighted average shares outstanding	(3,370,326)	(458,825)	1,063,274	(363,259)
Basic and diluted net income (loss) per share of common stock	0.34	(0.16)	0.09	(0.05)

Fair Value of Financial Instruments

The fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

● Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets. This is the level that the Marketable Securities Held in Trust Account are considered (being $61,839,164 and $118,976,585 as of December 31, 2023, respectively);

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

FUTURETECH II ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Note 2 - Summary of Significant Accounting Policies (Continued)

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined the United States is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of December 31, 2023 2022 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disaggregated information about a reporting entity’s effective tax rate reconciliation, as well as information related to income taxes paid to enhance the transparency and decision usefulness of income tax disclosures. This ASU will be effective for the annual period ending December 31, 2025. The Company is currently assessing what impact, if any, that ASU 2023-09 would have on its financial position, results of operations or cash flows.

New Law and Changes

On August 16, 2022, the Inflation Reduction Act (the “IR Act”) was signed into law, which, beginning in 2023, will impose a 1% excise tax on public company stock buybacks.

The IR Act imposes a 1% excise tax on the fair market value of stock repurchases made by covered corporations after December 31, 2022. The total taxable value of shares repurchased is reduced by the fair market value of any newly issued shares during the taxable year. Redemption rights are ubiquitous to nearly all SPACs. The Company has recorded a liability on the accompanying balance sheets to be in compliance with the IR Act.

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

Promissory Note - Related Party

On August 19, 2021, the Sponsor issued an unsecured promissory note to the Company, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000 to be used for payment of costs related to the Initial Public Offering. The note is non-interest bearing and payable on the earlier of (i) March 31, 2022 or (ii) the consummation of the Initial Public Offering. The promissory note was fully drawn as of December 31, 2023 and 2022, respectively. The Company is not required to repay the promissory note and as such is treated as a capital contribution and included in accumulated deficit on the Company’s balance sheet.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such loans may be converted upon consummation of a Business Combination into units at a price of $10.00 per unit. The Units will be identical to the Private Placement Units. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of December 31, 2023 and 2022, the Company has no working capital loans outstanding.

Extension Loan - Related Party

If the Company anticipates that it may not be able to consummate a Business Combination by the end of the Combination Period, the Company may, by resolution of the Company’s board if requested by the Sponsor, extend the period of time to consummate a Business Combination up to six times, each by an additional one month (for a total of up to 24 months to complete a Business Combination), subject to the Sponsor depositing additional funds into the Trust Account as set out below. Pursuant to the terms of the Company’s amended and restated certificate of incorporation, as amended, and the trust agreement entered into between the Company and Continental Stock Transfer & Trust Company, in order for the time available for the Company to consummate the initial Business Combination to be extended, the Sponsor or its affiliates or designees, upon five business days’ advance notice prior to the applicable deadline, must deposit into the Trust Account the lesser of: (i) $125,000 and (ii) an aggregate amount equal to $0.04 multiplied by the number of public shares of the Company that are not redeemed for each such one-month extension unless the closing of the Company’s initial business combination shall have occurred, in exchange for a non-interest bearing, unsecured promissory note payable upon consummation of a business combination (the “Extension Loans”). If the Company completes its initial Business Combination, the Company will, at the option of the Sponsor, repay the Extension Loans out of the proceeds of the Trust Account released to the Company or convert a portion or all of the total loan amount into units at a price of $10.00 per unit, which units will be identical to the Private Placement Units. If the Company does not complete a Business Combination, the Company will repay such loans only from funds held outside of the Trust Account. Furthermore, the letter agreement among the Company and the Company’s officers, directors, and the Sponsor contains a provision pursuant to which the Sponsor will agree to waive its right to be repaid for such loans to the extent there is insufficient funds held outside of the Trust Account in the event that the Company does not complete a Business Combination. The Sponsor and its affiliates or designees are not obligated to fund the Trust Account to extend the time for the Company to complete the initial Business Combination. The public stockholders will not be afforded an opportunity to vote on the extension of time to consummate an initial Business Combination from 18 months to 24 months described above or redeem their shares in connection with such extensions. On August 18, 2023, the Company caused to be deposited $125,000 into the Company’s Trust Account, allowing the Company to extend the period of time it has to consummate its initial Business Combination from August 18, 2023 to September 18, 2023. On September 26, 2023, the Company caused to be deposited $125,000 into the Company’s Trust Account, allowing the Company to extend the period of time it has to consummate its initial Business Combination from September 18, 2023 to October 18, 2023. On, October 18, 2023, the Company caused to be deposited $125,000 into the Company’s Trust Account, allowing the Company to extend the period of time it has to consummate its initial Business Combination from October 18, 2023 to November 18, 2023. On December 18, 2023, the Company caused to be deposited $125,000 into the Company’s Trust Account, allowing the Company to extend the period of time it has to consummate its initial Business Combination from December 18, 2023 to January 18, 2023. As of December 31, 2023 and, there was $3,050,028 and $250,000 outstanding under the Extension Loans, respectively. The Company is not required to repay the extension loans and as such is treated as a capital contribution and is included in accumulated deficit on the Company’s balance sheet.

Due from Sponsor

As of December 31, 2023 and 2022 the Company had paid a total of $731,912 and $0, respectively, in expenses that will be reimbursed by the Sponsor.

FUTURETECH II ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Note 5 - Related Party Transactions (Continued)

Administrative Support Agreement

Commencing on the date the Units are first listed on Nasdaq, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support for up to 18 months. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the years ended December 31, 2023 and 2022 the Company recorded $120,000 and $100,000, respectively of administrative expenses.

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

FUTURETECH II ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Note 6 - Commitments and Contingencies (Continued)

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

Note 7 - Stockholders’ Equity (Deficit)

Preferred Shares - The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At December 31, 2023 2022, there were no preferred shares issued or outstanding.

Class A Common Stock - The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. At December 31, 2023 2022, there were 635,075 shares of Class A common stock issued and outstanding, which included 115,000 representative shares and excludes shares subject to possible redemption. As of December 31, 2023 2022, there were 5,556,350 shares and 11,500,000 shares subject to possible redemption, respectively, of Class A common stock that were classified as temporary equity in the accompanying balance sheets.

Class B Common Stock - The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each share. At December 31, 2023 and December 31, 2022, there were 2,875,000 shares of Class B common stock issued and outstanding. Upon exercise of the over-allotment option, 375,000 shares of Class B common stock are no longer subject to forfeiture.

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

FUTURETECH II ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Note 7 - Stockholders’ Equity (Deficit) (Continued)

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

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering.

NOTE 8. FAIR VALUE MEASUREMENTS

The Company follows the guidance in ASC 820 for its financial assets that are re-measured and reported at fair value at each reporting period.

The following table presents information about the Company’s assets that are measured at fair value at December 31, 2023 and 2022, and indicates the Fair Value Hierarchy of the valuation inputs the Company utilized to determine such fair value:

		December 31,	December 31,
Description:	Level	2023	2022
Assets:
Marketable securities held in trust account	1	$61,839,164	$118,976,585

FUTURETECH II ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Note 9 – Income Taxes

The Company’s deferred tax assets are as follows at December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Deferred tax asset
Start-up costs	$162,267	$98,101
Total deferred tax asset	162,267	98,101

Valuation Allowance	(162,267)	(98,101)

Deferred tax asset, net of allowance	$—	$—

The income tax provision (benefit) consists of the following for the year ended December 31,2023 and 2022:

	For the Year Ended	For the Year Ended
	December 31, 2023	December 31, 2022
Federal
Current	979,344	310,259
Deferred	162,267	98,101
State and Local:
Current	—	—
Deferred	—	—
Change in valuation allowance	(162,267)	(98,101)
Income tax provision	$979,344	$310,259

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the years ended December 31, 2023 and 2022, the change in the valuation allowance was $162,267 and $98,101, respectively.

	For the Year Ended	For the Year Ended
	December 31, 2023	December 31, 2022
U.S. federal statutory rate	(21.0)%	(21.0)%
Valuation allowance	(4.2)%	(9.8)%
Income tax provision	(25.2)%	(30.8)%

Note 10 – Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date. Based upon this review the Company did not identify any subsequent events, other than those noted below, that would have required adjustment or disclosure in the financial statements.

On January 18, 2024, the Company caused to be deposited $50,000 into the Company’s Trust Account, allowing the Company to extend the period of time it has to consummate its initial Business Combination from January 18, 2024 to February 18, 2024. On February 18, 2024, the Company caused to be deposited $50,000 into the Company’s Trust Account, allowing the Company to extend the period of time it has to consummate its initial Business Combination from February 18, 2024 to March 18, 2024. On March 18, 2024, the Company caused to be deposited $50,000 into the Company’s Trust Account, allowing the Company to extend the period of time it has to consummate its initial Business Combination from March 18, 2024 to April 18, 2024.

Item 16. Form 10-K Summary

None.

27

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 5, 2024	FUTURETECH II ACQUISITION CORP.

	By:	/s/ Ray Chen
Ray Chen
Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Ray Chen	Chief Executive Officer, Chief Financial Officer and Director	April 5, 2024
Ray Chen	(Principal Executive, Financial and Accounting Officer)

/s/ Yuquan Wang	Director	April 5, 2024
Yuquan Wang

/s/ Neil Bush	Director	April 5, 2024
Neil Bush

/s/ Jonathan McKeage	Director	April 5, 2024
Jonathan McKeage

/s/ Jeffrey Moseley	Director	April 5, 2024
Jeffrey Moseley

28

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation, dated February 17, 2022 (2)
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, dated August 17, 2023 (3)
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, dated February 14, 2024 (4)
3.4	Bylaws. (1)
4.1	Specimen Unit Certificate. (1)
4.2	Specimen Class A Common Stock Certificate. (1)
4.3	Specimen Warrant Certificate. (1)
4.4	Warrant Agreement, dated February 18, 2022, between the Company and Continental Stock Transfer & Trust Company. (2)
4.5	Description of Registered Securities.*
10.1	Letter Agreement, dated February 16, 2022, among the Company, its officers and directors and the Company’s sponsor, FutureTech Partners II LLC. (2)
10.2	Promissory Note, dated August 19, 2021, issued to the Company (1)
10.3	Investment Management Trust Agreement, dated February 18, 2022 between the Company and Continental Stock Transfer & Trust Company. (2)
10.4	Registration Rights Agreement, dated February 18, 2022, by and among the Company and certain securityholders. (2)
10.5	Administrative Support Agreement, dated February 18, 2022, by and between the Company and FutureTech Partners II LLC. (2)
10.6	Placement Unit Purchase Agreement, dated February 18, 2022, by and between the Company and the Sponsor. (2)
10.7	Form of Indemnity Agreement. (2)
10.8	Securities Subscription Agreement, dated October 8, 2021, by and between the Registrant and FutureTech Partners II LLC. (1)
10.9	Amendment to the Investment Management Trust Agreement, dated February 18, 2022 between the Company and Continental Stock Transfer & Trust Company. (3)
14.1	Code of Ethics (1)
21.1	List of Subsidiaries*
31.1	Certification of the Principal Executive Officer and Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Principal Executive Officer and Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**
97	FutureTech II Acquisition Corp. Clawback Policy
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema*
101.CAL	Inline XBRL Taxonomy Calculation Linkbase*
101.LAB	Inline XBRL Taxonomy Label Linkbase*
101.PRE	Inline XBRL Definition Linkbase Document*
101.DEF	Inline XBRL Definition Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)*

*	Filed herewith.

**	Furnished herewith.

(1)	Incorporated by reference to the Company’s Form S-1 (File No. 333-261886), filed with the SEC on December 23, 2021 and/or February 11, 2022.
(2)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on February 24, 2022.
(3)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on August 17, 2023.
(4)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on February 14, 2024.

29