Form 10-Q
period 2024-03-31
FutureTech II Acquisition Corp.
filed 2024-05-16
CIK 1889450

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 15, 2024 there were 2,954,510 shares of the Company’s Class A Common Stock, $0.0001 par value per share, and 2,875,000 shares of the Company’s Class B Common Stock, $0.0001 par value per share, issued and outstanding.

FUTURETECH II ACQUISITION CORP.

2

FUTURETECH II ACQUISITION CORP.

CONDENSED BALANCE SHEETs

	March 31,	December 31,
	2024	2023
	(unaudited)
ASSETS
Current Assets:
Cash	$413	$17,578
Prepaid expenses	22,500	64,043
Extension fee receivable	-	125,000
Due from Sponsor	731,912	731,912
Total Current Assets	754,825	938,533

Marketable Securities held in Trust Account	26,227,267	61,839,164

Total Assets	$26,982,092	$62,777,697

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$448,697	$295,138
Excise tax payable	1,005,209	642,389
Franchise tax payable	144,364	94,364
Income tax payable	967,185	1,087,603
Accrued offering costs	2,708	2,708
Total Current Liabilities	2,568,163	2,122,202

Deferred underwriting commission	3,450,000	3,450,000

Total Liabilities	6,018,163	5,572,202

COMMITMENTS AND CONTINGENCIES (Note 6)

Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 2,319,435 and 5,556,350 shares subject to possible redemption issued and outstanding shares at redemption value of $10.72 and $10.90 per share as of March 31, 2024 and December 31, 2023 , respectively	24,865,718	60,532,197

Stockholders’ deficit:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value, 100,000,000 shares authorized, 635,075 issued and outstanding (excluding 2,319,435 and 5,556,350 shares subject to possible redemption and including 115,000 representative shares as of March 31, 2024 and December 31, 2023, respectively)	64	64
Class B common stock, $0.0001 par value, 10,000,000 shares authorized, 2,875,000 shares issued and outstanding	288	288

Additional paid-in capital	-	-
Accumulated deficit	(3,902,141)	(3,327,054)
Total Stockholders’ Deficit	(3,901,789)	(3,326,702)
Total Liabilities and Stockholders’ Deficit	$26,982,092	$62,777,697

The accompanying notes are an integral part of these unaudited condensed financial statements.

FUTURETECH II ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended
	March 31,
	2024	2023
EXPENSES
Administrative fee - related party	$30,000	$30,000
Franchise tax	50,000	50,000
General and administrative	230,934	141,125
TOTAL EXPENSES	310,934	221,125

OTHER INCOME
Interest earned on marketable securities held in Trust Account	536,343	1,288,498
TOTAL OTHER INCOME	536,343	1,288,498

Pre-tax income	225,409	1,067,373

Income tax	(95,832)	(260,084)

Net income	$129,577	$807,289

Weighted average number of shares of Class A common stock outstanding, basic and diluted	4,555,182	12,135,075
Basic and diluted net income (loss) per share of Class A common stock	$0.06	$0.07

Weighted average number of shares of Class B common stock outstanding, basic and diluted	2,875,000	2,875,000
Basic and diluted net income (loss) per share of Class B common stock	$(0.06)	$(0.03)

The accompanying notes are an integral part of these unaudited condensed financial statements.

FUTURETECH II ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(unaudited)

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amounts	Shares	Amounts	Capital	Deficit	Deficit
Balance December 31, 2022	635,075	64	2,875,000	288	-	(3,229,704)	(3,229,352)
Remeasurement adjustment	-	-	-	-	-	(2,128,414)	(2,128,414)
Net income	-	-	-	-	-	807,289	807,289
Balance March 31, 2023	635,075	64	2,875,000	288	-	(4,550,829)	(4,550,477)

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amounts	Shares	Amounts	Capital	Deficit	Deficit
Balance December 31, 2023	635,075	64	2,875,000	288	-	(3,327,054)	(3,326,702)
Excise tax payable						(362,820)	(362,820)
Accretion to redemption value	-	-	-	-	-	(615,511)	(615,511)
Capital contribution	-	-	-	-	-	273,667	273,667
Net income	-	-	-	-	-	129,577	129,577
Balance March 31, 2024	635,075	64	2,875,000	288	-	(3,902,141)	(3,901,789)

The accompanying notes are an integral part of these unaudited financial statements.

FUTURETECH II ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended	For the Three Months Ended
	March 31, 2024	March 31, 2023

Cash flows from Operating Activities:
Net income	$129,577	$807,289
Adjustments to reconcile net income to net cash used in operating activities:
Income earned on marketable securities held in the Trust Account	(536,343)	(1,288,498)
Changes in operating assets and liabilities:
Prepaid expenses	41,543	(116,015)
Franchise tax payable	50,000	50,000
Income tax payable	(120,418)	260,084
Other assets	-	77,654
Accounts payable and accrued expenses	153,559	96,987
Net cash used in operating activities	(282,082)	(112,499)

Cash flows from Investing Activities:
Investment of cash in Trust Account	(350,000)	(1,150,000)
Cash in transit to the trust	125,000	-
Cash withdrawn from Trust	36,498,240	-
Net cash provided by (used in) investing activities	36,273,240	(1,150,000)

Cash flows from Financing Activities:
Capital contribution from Sponsor	273,667	-
Cash paid for redemptions	(36,281,990)	-
Proceeds from issuance of debt – related party	-	1,150,000
Net cash (used in) provided by financing activities	(36,008,323)	1,150,000

Net change in cash	(17,165)	(112,499)

Cash – Beginning of the period	17,578	262,756
Cash – End of the period	$413	$150,257

Supplemental disclosure of non-cash financing activities:

Initial Classification of Class A common stock subject to redemption	$-	$2,128,414
Accretion to redemption value	$615,511	$-
Excise tax on Class A common stock redemptions	$362,820	$642,389

The accompanying notes are an integral part of these unaudited condensed financial statements.

FUTURETECH II ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

As of March 31, 2024, the Company had not commenced any operations. All activity for the period from April 13, 2021 (inception) through March 31, 2024 relates to organizational activities and identifying a target company for a business combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Company’s initial public offering (the “Initial Public Offering”). The Company has selected December 31 as its fiscal year end.

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

Following the closing of the Initial Public Offering, $700,000 of cash was held outside of the Trust Account available for working capital purposes. As of March 31, 2024, the Company has available to it $413 of cash on its unaudited condensed balance sheet and a working capital deficit of $1,813,338. As of December 31, 2023, the Company has available to it $17,578 of cash on its condensed balance sheet and a working capital deficit of $1,183,669.

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

The Company has until May 18, 2024 (or up to November 18, 2024, if extended) to consummate a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination by the end of the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and its board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) above to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is the Company’s intention to redeem its Public Shares as soon as reasonably possible following the end of the Combination Period. As such, the Company’s stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of such stockholders may extend well beyond the third anniversary of such date.

Note 1 – Description of Organization and Business Operations (Continued)

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

Liquidity and Management’s Plans

At March 31, 2024, the Company had cash of $413 and working capital deficit of $1,813,338.

At December 31, 2023, the Company had cash of $17,578 and working capital deficit of $1,183,669.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until May 18, 2024 (or up to November 18, 2024, if extended) to complete a Business Combination. It is uncertain that the Company will be able to consummate an initial Business Combination by this time. If an initial Business Combination is not consummated by this date and the Company has not exercised its option to extend the deadline, there will be a mandatory liquidation and subsequent dissolution of the Company. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the Company’s inability to continue as a going concern.

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of the unaudited condensed financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Additionally, as a result of the military action commenced in February 2022 by the Russian Federation and Belarus in the country of Ukraine and related economic sanctions, the Company’s ability to consummate a Business Combination or the operations of a target business with which the Company ultimately consummates a Business Combination may be materially and adversely affected. Further, the Company’s ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of this action and related sanctions on the world economy and the specific impact on the Company’s financial position, results of operations and/or ability to consummate a Business Combination are not yet determinable. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows.

In the opinion of the Company’s management, the unaudited condensed financial statements as of March 31, 2024 and December 31, 2023 and for the three months ended March 31, 2024 and 2023 include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the financial position of the Company as of March 31, 2024 and December 31, 2023 and its results of operations and cash flows for the three months ended March 31, 2024 and 2023. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2024 or any future interim period.

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

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At March 31, 2024 and December 31, 2023, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Derivative

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC 815. “Derivatives and Hedging”. Derivative instruments are initially recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the unaudited condensed statements of operations. Derivative assets and liabilities are classified in the unaudited condensed balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The Company accounts for the warrants in accordance with the guidance contained in ASC 815-40. The Company has determined that the warrants qualify for equity treatment in the Company’s unaudited condensed financial statements.

Note 2 - Summary of Significant Accounting Policies (Continued)

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value. As of March 31, 2024 and December 31, 2023, the Company had cash of $413 and $17,578, respectively. The Company had no cash equivalents as of March 31, 2024 and December 31, 2023.

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

As of March 31, 2024 and December 31, 2023, the Company had $26,227,267 and $61,839,164, respectively, in marketable securities held in the Trust Account.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2024 and December 31, 2023, the Class A common stock subject to possible redemption in the amount of $24,865,718 and $60,532,197, respectively, is presented as temporary equity, outside of the stockholders’ equity section of the Company’s unaudited condensed balance sheets. The decrease of $35,666,479 during the three months ended March 31, 2024 in the Class A common stock subject to possible redemption is due to a redemption of $36,281,990 offset by accretion to the redemption value of $615,511 during the three months ended March 31, 2024.

As of March 31, 2024 and December 31, 2023, the shares of common stock reflected on the unaudited condensed balance sheets are reconciled in the following table.

Ending Balance as of December 31, 2022	118,466,326
Redemption of Class A common stock	(64,238,888)
Remeasurement of carrying value to redemption value	6,304,759
Ending Balance as of December 31, 2023	60,532,197
Redemption of Class A common stock	(36,281,990)
Remeasurement of carrying value to redemption value	615,511
Ending Balance as of March 31, 2024	24,865,718

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

FUTURETECH II ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Note 2 - Summary of Significant Accounting Policies (Continued)

The following table reflects the calculation of basic and diluted net income (loss) per share (in dollars, except per share amounts):

	Three Months Ended		Three Months Ended
	March 31, 2024		March 31, 2023
	Redeemable	Non-redeemable	Redeemable	Non-redeemable
Basic and diluted net income (loss) per share of common stock Numerator	536,343	-	1,288,498	-
Less: Allocation of net income (loss), as adjusted	(261,788)	(165,228)	(389,039)	(92,170)
Denominator: Basic and diluted weighted average shares outstanding	274,555	(165,228)	899,459	(92,170)
Basic and diluted net income (loss) per share of common stock	0.06	(0.06)	0.07	(0.03)

Fair Value of Financial Instruments

The fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

● Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets. This is the level that the Marketable Securities Held in Trust Account are considered (being $26,227,267 and $61,839,164 as of March 31, 2024 and December 31, 2023, respectively);

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined the United States is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of March 31, 2024 and December 31, 2023 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

The IR Act imposes a 1% excise tax on the fair market value of stock repurchases made by covered corporations after December 31, 2022. The total taxable value of shares repurchased is reduced by the fair market value of any newly issued shares during the taxable year. Redemption rights are ubiquitous to nearly all SPACs. The Company has recorded a liability on the accompanying unaudited condensed balance sheets to be in compliance with the IR Act.

Recently Issued Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

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

Promissory Note - Related Party

On August 19, 2021, the Sponsor issued an unsecured promissory note to the Company, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000 to be used for payment of costs related to the Initial Public Offering. The note is non-interest bearing and payable on the earlier of (i) March 31, 2022 or (ii) the consummation of the Initial Public Offering. The promissory note was fully drawn as of March 31, 2024 and December 31, 2023, respectively. The Company is not required to repay the promissory note and as such is treated as a capital contribution and included in accumulated deficit on the Company’s unaudited condensed balance sheets.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such loans may be converted upon consummation of a Business Combination into units at a price of $10.00 per unit. The Units will be identical to the Private Placement Units. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of March 31, 2024 and December 31, 2023, the Company has no working capital loans outstanding.

Extension Loan - Related Party

If the Company anticipates that it may not be able to consummate a Business Combination by the end of the Combination Period, the Company may, by resolution of the Company’s board if requested by the Sponsor, extend the period of time to consummate a Business Combination up to six times, each by an additional one month (for a total of up to 24 months to complete a Business Combination), subject to the Sponsor depositing additional funds into the Trust Account as set out below. Pursuant to the terms of the Company’s amended and restated certificate of incorporation, as amended, and the trust agreement entered into between the Company and Continental Stock Transfer & Trust Company, in order for the time available for the Company to consummate the initial Business Combination to be extended, the Sponsor or its affiliates or designees, upon five business days’ advance notice prior to the applicable deadline, must deposit into the Trust Account the lesser of: (i) $125,000 and (ii) an aggregate amount equal to $0.04 multiplied by the number of public shares of the Company that are not redeemed for each such one-month extension unless the closing of the Company’s initial business combination shall have occurred, in exchange for a non-interest bearing, unsecured promissory note payable upon consummation of a business combination (the “Extension Loans”). If the Company completes its initial Business Combination, the Company will, at the option of the Sponsor, repay the Extension Loans out of the proceeds of the Trust Account released to the Company or convert a portion or all of the total loan amount into units at a price of $10.00 per unit, which units will be identical to the Private Placement Units. If the Company does not complete a Business Combination, the Company will repay such loans only from funds held outside of the Trust Account. Furthermore, the letter agreement among the Company and the Company’s officers, directors, and the Sponsor contains a provision pursuant to which the Sponsor will agree to waive its right to be repaid for such loans to the extent there is insufficient funds held outside of the Trust Account in the event that the Company does not complete a Business Combination. The Sponsor and its affiliates or designees are not obligated to fund the Trust Account to extend the time for the Company to complete the initial Business Combination. The public stockholders will not be afforded an opportunity to vote on the extension of time to consummate an initial Business Combination from 18 months to 24 months described above or redeem their shares in connection with such extensions. On August 18, 2023, the Company caused to be deposited $125,000 into the Company’s Trust Account, allowing the Company to extend the period of time it has to consummate its initial Business Combination from August 18, 2023 to September 18, 2023. On September 26, 2023, the Company caused to be deposited $125,000 into the Company’s Trust Account, allowing the Company to extend the period of time it has to consummate its initial Business Combination from September 18, 2023 to October 18, 2023. On, October 18, 2023, the Company caused to be deposited $125,000 into the Company’s Trust Account, allowing the Company to extend the period of time it has to consummate its initial Business Combination from October 18, 2023 to November 18, 2023. On December 18, 2023, the Company caused to be deposited $125,000 into the Company’s Trust Account, allowing the Company to extend the period of time it has to consummate its initial Business Combination from December 18, 2023 to January 18, 2024. On January 18, 2024, the Company caused to be deposited $125,000 into the Company’s Trust Account, allowing the Company to extend the period of time it has to consummate its initial Business Combination from January 18, 2024 to February 18, 2024. On February 18, 2024, the Company caused to be deposited $50,000 into the Company’s Trust Account, allowing the Company to extend the period of time it has to consummate its initial Business Combination from February 18, 2024 to March 18, 2024. On March 18, 2024, the Company caused to be deposited $50,000 into the Company’s Trust Account, allowing the Company to extend the period of time it has to consummate its initial Business Combination from March 18, 2024 to April 18, 2024. On April 18, 2024, the Company caused to be deposited $50,000 into the Company’s Trust Account, allowing the Company to extend the period of time it has to consummate its initial Business Combination from April 18, 2024 to May 18, 2024. As of March 31, 2024 and December 31, 2023 and, there was $3,275,028 and $3,050,028 outstanding under the Extension Loans, respectively. The Company is not required to repay the extension loans and as such is treated as a capital contribution and is included in accumulated deficit on the Company’s unaudited condensed balance sheets.

Due from Sponsor

On August 16, 2023, the Company and the Sponsor entered into an agreement to have the Sponsor reimburse all of the Company’s expenses after August 16, 2023 in exchange for 380,000 founder’s shares and 164,000 founder shares at the signing of the agreement and at the closing of a merger, respectively. As of March 31, 2024 and December 31, 2023 the Company had paid a total of $731,912 and $731,912, respectively, in expenses that will be reimbursed by the Sponsor.

Administrative Support Agreement

Commencing on the date the Units are first listed on Nasdaq, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support for up to 18 months. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the three months ended March 31, 2024 and March 31, 2023 the Company recorded $30,000, respectively of administrative expenses.

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

Note 7 - Stockholders’ Deficit

Preferred Shares - The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At March 31, 2024 and December 31, 2023, there were no preferred shares issued or outstanding.

Class A Common Stock - The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. At March 31, 2024 and December 31, 2023, there were 635,075 shares of Class A common stock issued and outstanding, which included 115,000 representative shares and excludes shares subject to possible redemption. As of March 31, 2024 and December 31, 2023, there were 2,319,435 shares and 5,556,350 shares subject to possible redemption, respectively, of Class A common stock that were classified as temporary equity in the accompanying unaudited condensed balance sheets.

Class B Common Stock - The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each share. At March 31, 2024 and December 31, 2023, there were 2,875,000 shares of Class B common stock issued and outstanding.

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

The following table presents information about the Company’s assets that are measured at fair value at March 31, 2024 and December 31, 2023, and indicates the Fair Value Hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description:	Level	March 31, 2024	December 31, 2023
Assets:
Marketable securities held in trust account	1	$26,227,267	$61,839,164

Note 9 – Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date. Based upon this review the Company did not identify any subsequent events, that would have required adjustment or disclosure in the financial statements.

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

On August 18, 2023, the Company caused to be deposited $125,000 into the Company’s Trust Account, allowing the Company to extend the period of time it has to consummate its initial Business Combination from August 18, 2023 to September 18, 2023. On September 26, 2023, the Company caused to be deposited $125,000 into the Company’s Trust Account, allowing the Company to extend the period of time it has to consummate its initial Business Combination from September 18, 2023 to October 18, 2023. On October 18, 2023, the Company caused to be deposited $125,000 into the Company’s Trust Account, allowing the Company to extend the period of time it has to consummate its initial Business Combination from October 18, 2023 to November 18, 2023. On November 17, 2023, the Company caused to be deposited $125,000 into the Company’s Trust Account, allowing the Company to extend the period of time it has to consummate its initial Business Combination from November 18, 2023 to December 18, 2023. On December 18, 2023, the Company caused to be deposited $125,000 into the Company’s Trust Account, allowing the Company to extend the period of time it has to consummate its initial Business Combination from December 18, 2023 to January 18, 2023. On January 18, 2024, the Company caused to be deposited $50,000 into the Company’s Trust Account, allowing the Company to extend the period of time it has to consummate its initial Business Combination from January 18, 2024 to February 18, 2024. On February 18, 2024, the Company caused to be deposited $50,000 into the Company’s Trust Account, allowing the Company to extend the period of time it has to consummate its initial Business Combination from February 18, 2024 to March 18, 2024. On March 18, 2024, the Company caused to be deposited $50,000 into the Company’s Trust Account, allowing the Company to extend the period of time it has to consummate its initial Business Combination from March 18, 2024 to April 18, 2024. On April 18, 2024, the Company caused to be deposited $50,000 into the Company’s Trust Account, allowing the Company to extend the period of time it has to consummate its initial Business Combination from April 18, 2024 to May 18, 2024.

Recent Developments

Nasdaq Notice

As previously disclosed, on October 16, 2023, the Company received a written notice from the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that we were not in compliance with Nasdaq Listing Rule 5450(a)(2) (the “Minimum Total Holders Rule”), which requires the Company to have at least 400 total holders for continued listing on The Nasdaq Global Market. In accordance with Nasdaq Listing Rule 5810(c)(2)(G), the Company submitted a plan to regain compliance with the Minimum Total Holders Rule (the “Plan”).

On February 27, 2024, the Company received a written notice (the “Notice”) indicating that the Staff determined to delist the Company’s securities from Nasdaq, unless the Company timely requests a hearing before a Hearings Panel (the “Panel”), based on the Staff’s determination that the Staff only has discretion to grant an extension until April 15, 2024, and in the context of a reasonably long timeline to consummate a de-SPAC merger, given that the Company plans to enter into a definitive agreement no sooner than March 2024, therefore the Staff does not believe that the Company can feasibly consummate a business combination and regain compliance by April 15, 2024.

Accordingly, the Company timely requested a hearing before the Panel. The hearing request will stay the suspension of the Company’s securities and the termination of registration of the securities with Nasdaq as required by the rules of the Securities and Exchange Commission pending the Panel’s decision and, therefore, Nasdaq’s notice has no immediate effect on the listing of the Company’s common stock, units or warrants on Nasdaq. The time and place of any hearing before the Panel will be determined by the Panel. There can be no assurance that the Panel will grant the Company’s request for continued listing.

On April 23, 2024, the Company received a written notice (the “Second Notice”) from the Staff of Nasdaq notifying the Company that, for the last 30 consecutive business days, the Company’s Market Value of Listed Securities (“MVLS”) was below the minimum of $50 million required for continued listing on The Nasdaq Global Market pursuant to Nasdaq Listing Rule 5450(b)(2)(A) (the “Market Value Standard”). The Staff also noted that the Company does not meet the requirements under Nasdaq Listing Rule 5450(b)(3)(A) (the “Total Assets/Total Revenue Standard”). An indicator will be displayed with quotation information related to the Company’s securities on NASDAQ.com and NASDAQTrader.com and may be displayed by other third-party providers of market data information, however, the Second Notice does not impact the listing of the Company’s securities on The Nasdaq Global Market at this time.

The Second Notice provided that, in accordance with Nasdaq Listing Rule 5810(c)(3)(C) (the “Compliance Period Rule”), the Company has a period of 180 calendar days from the date of the Notice, or until October 21, 2024 (the “Compliance Date”), to regain compliance with the Market Value Standard. During this period, the Company’s securities will continue to trade on The Nasdaq Global Market. If at any time before the Compliance Date the Company’s MVLS closes at or above $50 million for a minimum of 10 consecutive business days as required under the Compliance Period Rule, the Staff will provide written notification to the Company that it has regained compliance with the Market Value Standard and will close the matter.

If the Company does not regain compliance with the Market Value Standard by the Compliance Date, the Staff will provide a written notification to the Company that its securities are subject to delisting. At that time, the Company may appeal the Staff’s delisting determination to a Panel. However, there can be no assurance that, if the Company receives a delisting notice and appeals the delisting determination by the Staff to the Panel, such appeal would be successful.

The Company intends to monitor its MVLS between now and the Compliance Date, and may, if appropriate, evaluate available options to resolve the deficiency under the Market Value Standard and regain compliance with the Market Value Standard. Additionally, the Company may consider applying to transfer the listing of its securities to The Nasdaq Capital Market (provided that it then satisfies the requirements for continued listing on that market). However, there can be no assurance that the Company will be able to regain or maintain compliance with Nasdaq listing criteria.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to March 31, 2024 were organizational activities, those necessary to prepare for the Initial Public Offering (“Initial Public Offering”), conducting the Initial Public Offering and identifying a target company for a business combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2024, we had net income of $129,577, which consisted of investment income of $536,343, partially offset by expenses of $310,934 and tax expense of $95,832. Investment income was higher in 2023 compared to 2024 due to higher trust assets in 2023. Expenses were higher in 2024 compared to 2023 due to due diligence costs related to a potential business combination transaction.

For the three months ended March 31, 2023, we had net income of $807,289, which consisted of investment income of $1,288,498, partially offset by expenses of $221,125 and tax expense of $260,084.

Liquidity and Capital Resources

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until May 18, 2024 to complete a Business Combination. It is uncertain that the Company will be able to consummate an initial Business Combination by this time. If an initial Business Combination is not consummated by this date and the Company has not exercised its option to extend the deadline, there will be a mandatory liquidation and subsequent dissolution of the Company. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the Company’s inability to continue as a going concern.

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value. The Company had $413 in cash and no cash equivalents as of March 31, 2024.

For the three months ended March 31, 2024, cash used in operating activities was $282,081. The net income of $129,577 was affected by interest earned on investments held in the trust account of $536,343, and changes in operating assets and liabilities provided $124,685 of cash for operating activities.

For the three months ended March 31, 2023, cash used in operating activities was $112,499. The net income of $807,289 was affected by interest earned on investments held in the trust account of $1,288,498, and changes in operating assets and liabilities provided $481,209 of cash for operating activities.

For the three months ended March 31, 2024, cash provided by investing activities was $36,273,240 due to cash withdrawn from the Trust Account of $36,498,240 and cash that was in transit to the Trust Account as of December 31, 2023, partially offset by cash deposited into the Trust Account of $350,000 and $125,000 cash in transit to the trust.

For the three months ended March 31, 2023, cash used in investing activities was $1,150,000 due to cash deposited into the Trust Account of $1,150,000.

For the three months ended March 31, 2024, cash provided by financing activities was $36,008,323 due to $36,281,990 in cash paid for redemptions, partially offset by $273,667 in capital contributions from the Sponsor.

For the three months ended March 31, 2023, cash provided by financing activities was $1,150,000 due to proceeds from issuance of debt of $1,150,000.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

The preparation of audited financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the audited financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. As of March 31, 2024, the below were the Company’s critical accounting policies.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2024 and December 31, 2023, the Class A common stock subject to possible redemption in the amount of $24,865,718 and $60,532,197, respectively, is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets. The decrease of $35,666,479 during the three months ended March 31, 2024 in the Class A common stock subject to possible redemption is due to a redemption of $36,281,990 offset by accretion to the redemption value of $615,511 during the three months ended March 31, 2024, respectively.

As of March 31, 2024 and December 31, 2023, the shares of common stock reflected on the balance sheet are reconciled in the following table.

Ending Balance as of December 31, 2022	118,466,326
Redemption of Class A common stock	(64,238,888)
Remeasurement of carrying value to redemption value	6,304,759
Ending Balance as of December 31, 2023	60,532,197
Redemption of Class A common stock	(36,281,990)
Remeasurement of carrying value to redemption value	615,511
Ending Balance as of March 31, 2024	24,865,718

Net Income (Loss) Per Share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. As of March 31, 2024 and 2023, the calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the Initial Public Offering and warrants issued as components of the Private Placement Units (the “Placement Warrants”) since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. As a result, diluted income (loss) per share is the same as basic loss per share for the periods presented. Accretion associated with the redeemable shares of Class A Ordinary Shares is excluded for earnings per share as the redemption value approximates fair value at March 31, 2024 and 2023.

The following table reflects the calculation of basic and diluted net income (loss) per share (in dollars, except per share amounts):

	Three Months Ended		Three Months Ended
	March 31, 2024		March 31, 2023
	Redeemable	Non-redeemable	Redeemable	Non-redeemable
Basic and diluted net income (loss) per share of common stock Numerator	536,343	-	1,288,498	-
Less: Allocation of net income (loss), as adjusted	(267,883)	(159,133)	(389,039)	(92,170)
Denominator: Basic and diluted weighted average shares outstanding	268,460	(159,133)	899,459	(92,170)
Basic and diluted net income (loss) per share of common stock	0.06	(0.06)	0.07	(0.03)

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our audited financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure.

In connection with the preparation of this Quarterly Report, as of March 31, 2024, an evaluation was performed under the supervision and with the participation of management, including the CEO and CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15€ under the Exchange Act.) Based on such evaluation, our CEO and CFO concluded that, as of March 31, 2024, our disclosure controls and procedures were not effective, due solely to the material weakness in our internal control over financial reporting related to financial reporting system and accounting for accruals.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter of the fiscal year covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this Item. Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus for our Initial Public Offering filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our final prospectus dated February 14, 2022 filed with the SEC, our Annual Report on Form 10-K for the year ended December 31, 2021, our Form 8-K filed with the SEC on April 25, 2022, our Quarterly Report on Form 10-Q for the period ended March 31, 2022, our Quarterly Report on Form 10-Q for the period ended September 30, 2022, our Annual Report on Form 10-K for the year ended December 31, 2022 and our Annual Report on Form 10-K for the year ended December 31, 2023. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

FUTURETECH II ACQUISITION CORP.

Date: May 15, 2024	By:	/s/ Ray Chen
	Name:	Ray Chen
	Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive, Financial and Accounting Officer)

