Form 10-Q
period 2024-06-30
FutureTech II Acquisition Corp.
filed 2024-08-14
CIK 1889450

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 14, 2024 there were 2,954,510 shares of the Company’s Class A Common Stock, $0.0001 par value per share, and 2,875,000 shares of the Company’s Class B Common Stock, $0.0001 par value per share, issued and outstanding.

FUTURETECH II ACQUISITION CORP.

2

FUTURETECH II ACQUISITION CORP.

CONDENSED BALANCE SHEETs

	June 30,	December 31,
	2024	2023
	(unaudited)
ASSETS
Current Assets:
Cash	$476	$17,578
Prepaid expenses	63,000	64,043
Extension fee receivable	-	125,000
Due from Sponsor	731,912	731,912
Total Current Assets	795,388	938,533

Marketable Securities held in Trust Account	26,660,351	61,839,164

Total Assets	$27,455,739	$62,777,697

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$414,761	$295,138
Excise tax payable	1,005,209	642,389
Franchise tax payable	194,364	94,364
Income tax payable	1,009,833	1,087,603
Accrued offering costs	2,708	2,708
Total Current Liabilities	2,626,875	2,122,202

Deferred underwriting commission	3,450,000	3,450,000

Total Liabilities	6,076,875	5,572,202

COMMITMENTS AND CONTINGENCIES (Note 6)

Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 2,319,435 and 5,556,350 shares subject to possible redemption issued and outstanding shares at redemption value of $10.87 and $10.90 per share as of June 30, 2024 and December 31, 2023 , respectively	25,206,155	60,532,197

Stockholders’ deficit:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value, 100,000,000 shares authorized, 635,075 issued and outstanding (excluding 2,319,435 and 5,556,350 shares subject to possible redemption and including 115,000 representative shares as of June 30, 2024 and December 31, 2023, respectively)	64	64
Class B common stock, $0.0001 par value, 10,000,000 shares authorized, 2,875,000 shares issued and outstanding	288	288

Additional paid-in capital	-	-
Accumulated deficit	(3,827,643)	(3,327,054)
Total Stockholders’ Deficit	(3,827,291)	(3,326,702)
Total Liabilities and Stockholders’ Deficit	$27,455,739	$62,777,697

The accompanying notes are an integral part of these unaudited condensed financial statements.

FUTURETECH II ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
EXPENSES
Administrative fee - related party	$30,000	$30,000	$60,000	$60,000
Franchise tax	50,000	50,000	100,000	100,000
General and administrative	204,894	260,441	435,828	401,566
TOTAL EXPENSES	284,894	340,441	595,828	561,566

OTHER INCOME
Interest earned on marketable securities held in Trust Account	283,084	1,468,385	819,427	2,756,883
TOTAL OTHER INCOME	283,084	1,468,385	819,427	2,756,883

Pre-tax income (loss)	(1,810)	1,127,944	223,599	2,195,317

Income tax	(42,647)	(291,561)	(138,480)	(551,645)

Net income (loss)	$(44,457)	$836,383	$85,119	$1,643,672

Weighted average number of redeemable common stock outstanding, basic and diluted	2,319,435	11,500,000	3,119,771	11,500,000
Basic and diluted net income (loss) per share of redeemable common stock	$0.07	$0.08	$0.15	$0.17

Weighted average number of shares of non-redeemable common stock outstanding, basic and diluted	3,510,075	3,510,075	3,510,075	3,510,075
Basic and diluted net income (loss) per share of non-redeemable common stock	$(0.06)	$(0.04)	$(0.11)	$(0.07)

The accompanying notes are an integral part of these unaudited condensed financial statements.

FUTURETECH II ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(unaudited)

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amounts	Shares	Amounts	Capital	Deficit	Deficit
Balance - December 31, 2022	635,075	$64	2,875,000	$288	$-	$(3,229,704)	$(3,229,352)
Remeasurement adjustment	-	-	-	-	-	(2,128,414)	(2,128,414
Net income	-	-	-	-	-	807,289	807,289
Balance March 31, 2023	635,075	64	2,875,000	288	-	(4,550,829)	(4,550,477)
Remeasurement adjustment	-	-	-	-	-	(1,126,824)	(1,126,824)
Net income	-	-	-	-	-	836,383	836,383
Balance June 30, 2023	635,075	$64	2,875,000	$288	$-	$(4,841,270)	$(4,840,918)

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amounts	Shares	Amounts	Capital	Deficit	Deficit
Balance December 31, 2023	635,075	$64	2,875,000	$288	$-	$(3,327,054)	$(3,326,702)

Excise tax payable	-	-	-	-	-	(362,820)	(362,820)
Accretion to redemption value	-	-	-	-	-	(615,511)	(615,511)
Capital contribution	-	-	-	-	-	273,667	273,667
Net income	-	-	-	-	-	129,577	129,577
Balance March 31, 2024	635,075	64	2,875,000	288	-	(3,902,141)	(3,901,789)
Accretion to redemption value	-	-	-	-	-	(340,436)	(340,436)
Capital contribution	-	-	-	-	-	459,391	459,391
Net income	-	-	-	-	-	(44,457)	(44,457)
Balance June 30, 2024	635,075	$64	2,875,000	$288	$-	$(3,827,643)	$(3,827,291)

The accompanying notes are an integral part of these unaudited financial statements.

FUTURETECH II ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended
	June 30, 2024	June 30, 2023

Cash flows from Operating Activities:
Net income	$85,119	$1,643,672
Adjustments to reconcile net income to net cash used in operating activities:
Income earned on marketable securities held in the Trust Account	(819,427)	(2,756,883)
Changes in operating assets and liabilities:
Prepaid expenses	1,043	(41,153)
Franchise tax payable	100,000	(200,000)
Income tax payable	(77,770)	349,645
Other assets	-	77,654
Accounts payable and accrued expenses	119,625	174,066
Net cash used in operating activities	(591,410)	(752,999)

Cash flows from Investing Activities:
Investment of cash in Trust Account	(500,000)	(2,300,000)
Cash in transit to the trust	125,000	-
Cash withdrawn from Trust	36,498,240	507,636
Net cash provided by (used in) investing activities	36,123,240	(1,792,364)

Cash flows from Financing Activities:
Capital contribution from Sponsor	733,058	-
Cash paid for redemptions	(36,281,990)	-
Advance to Sponsor	-	(440,100)
Proceeds from issuance of debt – related party	-	2,771,485
Net cash (used in) provided by financing activities	(35,548,932)	2,331,385

Net change in cash	(17,102)	(213,978)

Cash – Beginning of the period	17,578	262,756
Cash – End of the period	$476	$48,778

Supplemental disclosure of non-cash financing activities:

Accretion to redemption value	$955,947	$3,255,238
Excise tax on Class A common stock redemptions	$362,820	$-

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

As of June 30, 2024, the Company had not commenced any operations. All activity for the period from April 13, 2021 (inception) through June 30, 2024 relates to organizational activities and identifying a target company for a business combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Company’s initial public offering (the “Initial Public Offering”). The Company has selected December 31 as its fiscal year end.

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

Following the closing of the Initial Public Offering, $700,000 of cash was held outside of the Trust Account available for working capital purposes. As of June 30, 2024, the Company has available to it $476 of cash on its unaudited condensed balance sheet and a working capital deficit of $1,831,487. As of December 31, 2023, the Company has available to it $17,578 of cash on its condensed balance sheet and a working capital deficit of $1,183,669.

Note 1 – Description of Organization and Business Operations (Continued)

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

The Company has until August 18, 2024 (or up to November 18, 2024, if extended) to consummate a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination by the end of the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and its board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) above to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, unless a Business Combination has been completed, it is the Company’s intention to redeem its Public Shares as soon as reasonably possible following the end of the Combination Period.

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

Note 1 – Description of Organization and Business Operations (Continued)

Liquidity and Management’s Plans

At June 30, 2024, the Company had cash of $476 and working capital deficit of $1,831,487.

At December 31, 2023, the Company had cash of $17,578 and working capital deficit of $1,183,669.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until August 18, 2024 (or up to November 18, 2024, if extended) to complete a Business Combination. It is uncertain that the Company will be able to consummate an initial Business Combination by this time. If an initial Business Combination is not consummated by this date and the Company has not exercised its option to extend the deadline, there will be a mandatory liquidation and subsequent dissolution of the Company. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the Company’s inability to continue as a going concern.

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

In the opinion of the Company’s management, the unaudited condensed financial statements as of June 30, 2024 and for the three and six months ended June 30, 2024 and 2023 include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the financial position of the Company as of June 30, 2024 and its results of operations and cash flows for the six months ended June 30, 2024 and 2023. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2024 or any future interim period.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At June 30, 2024 and December 31, 2023, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value. As of June 30, 2024 and December 31, 2023, the Company had cash of $476 and $17,578, respectively. The Company had no cash equivalents as of June 30, 2024 and December 31, 2023.

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

Note 2 - Summary of Significant Accounting Policies (Continued)

As of June 30, 2024 and December 31, 2023, the Company had $26,660,351 and $61,839,164, respectively, in marketable securities held in the Trust Account.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2024 and December 31, 2023, the Class A common stock subject to possible redemption in the amount of $25,206,155 and $60,532,197, respectively, is presented as temporary equity, outside of the stockholders’ equity section of the Company’s unaudited condensed balance sheets. The decrease of $35,326,042 during the six months ended June 30, 2024 in the Class A common stock subject to possible redemption is due to a redemption of $36,281,990 offset by accretion to the redemption value of $955,947 during the six months ended June 30, 2024.

As of June 30, 2024 and December 31, 2023, the shares of common stock reflected on the unaudited condensed balance sheets are reconciled in the following table.

Ending Balance as of December 31, 2022	$118,466,326
Redemption of Class A common stock	(64,238,888)
Remeasurement of carrying value to redemption value	6,304,759
Ending Balance as of December 31, 2023	60,532,197
Redemption of Class A common stock	(36,281,990)
Remeasurement of carrying value to redemption value	615,511
Ending Balance as of March 31, 2024	24,865,718
Remeasurement of carrying value to redemption value	340,437
Ending Balance as of June 30, 2024	$25,206,155

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

Note 2 - Summary of Significant Accounting Policies (Continued)

The following table reflects the calculation of basic and diluted net income (loss) per share (in dollars, except per share amounts):

	Three Months Ended		Three Months Ended
	June 30, 2024		June 30, 2023
	Redeemable	Non-redeemable	Redeemable	Non-redeemable
Basic and diluted net income (loss) per share of common stock Numerator	$283,084	$-	$1,456,385	$-
Less: Allocation of net income (loss), as adjusted	(130,322)	(197,219)	(484,210)	(147,792)
Total	$152,762	$(197,219)	$972,175	$(147,792)
Basic and diluted net income (loss) per share of common stock	$0.07	$(0.06)	$0.08	$(0.04)

	Six Months Ended		Six Months Ended
	June 30, 2024		June 30, 2023
	Redeemable	Non-redeemable	Redeemable	Non-redeemable
Basic and diluted net income (loss) per share of common stock Numerator	$819,427	$-	$2,756,883	$-
Less: Allocation of net income (loss), as adjusted	(345,539)	(388,769)	(852,889)	(260,322)
Total	$473,888	$(388,769)	$1,903,994	$(260,322)
Basic and diluted net income (loss) per share of common stock	$0.15	$(0.11)	$0.17	$(0.07)

Fair Value of Financial Instruments

The fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

● Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets. This is the level that the Marketable Securities Held in Trust Account are considered (being $26,660,351 and $61,839,164 as of June 30, 2024 and December 31, 2023, respectively);

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

Note 2 - Summary of Significant Accounting Policies (Continued)

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined the United States is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of June 30, 2024 and December 31, 2023 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Promissory Note - Related Party

On August 19, 2021, the Sponsor issued an unsecured promissory note to the Company, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000 to be used for payment of costs related to the Initial Public Offering. The note is non-interest bearing and payable on the earlier of (i) March 31, 2022 or (ii) the consummation of the Initial Public Offering. The promissory note was fully drawn as of June 30, 2024 and December 31, 2023, respectively. The Company is not required to repay the promissory note and as such is treated as a capital contribution and included in accumulated deficit on the Company’s unaudited condensed balance sheets.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such loans may be converted upon consummation of a Business Combination into units at a price of $10.00 per unit. The Units will be identical to the Private Placement Units. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of June 30, 2024 and December 31, 2023, the Company has no working capital loans outstanding.

Extension Loan - Related Party

If the Company anticipates that it may not be able to consummate a Business Combination by the end of the Combination Period, the Company may, by resolution of the Company’s board if requested by the Sponsor, extend the period of time to consummate a Business Combination up to six times, each by an additional one month (for a total of up to 24 months to complete a Business Combination), subject to the Sponsor depositing additional funds into the Trust Account as set out below. Pursuant to the terms of the Company’s amended and restated certificate of incorporation, as amended, and the trust agreement entered into between the Company and Continental Stock Transfer & Trust Company, in order for the time available for the Company to consummate the initial Business Combination to be extended, the Sponsor or its affiliates or designees, upon five business days’ advance notice prior to the applicable deadline, must deposit into the Trust Account the lesser of: (i) $125,000 and (ii) an aggregate amount equal to $0.04 multiplied by the number of public shares of the Company that are not redeemed for each such one-month extension unless the closing of the Company’s initial business combination shall have occurred, in exchange for a non-interest bearing, unsecured promissory note payable upon consummation of a business combination (the “Extension Loans”). If the Company completes its initial Business Combination, the Company will, at the option of the Sponsor, repay the Extension Loans out of the proceeds of the Trust Account released to the Company or convert a portion or all of the total loan amount into units at a price of $10.00 per unit, which units will be identical to the Private Placement Units. If the Company does not complete a Business Combination, the Company will repay such loans only from funds held outside of the Trust Account. Furthermore, the letter agreement among the Company and the Company’s officers, directors, and the Sponsor contains a provision pursuant to which the Sponsor will agree to waive its right to be repaid for such loans to the extent there is insufficient funds held outside of the Trust Account in the event that the Company does not complete a Business Combination. The Sponsor and its affiliates or designees are not obligated to fund the Trust Account to extend the time for the Company to complete the initial Business Combination. The public stockholders will not be afforded an opportunity to vote on the extension of time to consummate an initial Business Combination from 18 months to 24 months described above or redeem their shares in connection with such extensions. On August 18, 2023, the Company caused to be deposited $125,000 into the Company’s Trust Account, allowing the Company to extend the period of time it has to consummate its initial Business Combination from August 18, 2023 to September 18, 2023. On September 26, 2023, the Company caused to be deposited $125,000 into the Company’s Trust Account, allowing the Company to extend the period of time it has to consummate its initial Business Combination from September 18, 2023 to October 18, 2023. On, October 18, 2023, the Company caused to be deposited $125,000 into the Company’s Trust Account, allowing the Company to extend the period of time it has to consummate its initial Business Combination from October 18, 2023 to November 18, 2023. On December 18, 2023, the Company caused to be deposited $125,000 into the Company’s Trust Account, allowing the Company to extend the period of time it has to consummate its initial Business Combination from December 18, 2023 to January 18, 2024. On January 18, 2024, the Company caused to be deposited $125,000 into the Company’s Trust Account, allowing the Company to extend the period of time it has to consummate its initial Business Combination from January 18, 2024 to February 18, 2024. On February 18, 2024, the Company caused to be deposited $50,000 into the Company’s Trust Account, allowing the Company to extend the period of time it has to consummate its initial Business Combination from February 18, 2024 to March 18, 2024. On March 18, 2024, the Company caused to be deposited $50,000 into the Company’s Trust Account, allowing the Company to extend the period of time it has to consummate its initial Business Combination from March 18, 2024 to April 18, 2024. On April 18, 2024, the Company caused to be deposited $50,000 into the Company’s Trust Account, allowing the Company to extend the period of time it has to consummate its initial Business Combination from April 18, 2024 to May 18, 2024. On May 18, 2024, the Company caused to be deposited $50,000 into the Company’s Trust Account, allowing the Company to extend the period of time it has to consummate its initial Business Combination from May 18, 2024 to June 18, 2024. On June 18, 2024, the Company caused to be deposited $50,000 into the Company’s Trust Account, allowing the Company to extend the period of time it has to consummate its initial Business Combination from June 18, 2024 to July 18, 2024. On July 18, 2024, the Company caused to be deposited $50,000 into the Company’s Trust Account, allowing the Company to extend the period of time it has to consummate its initial Business Combination from July 18, 2024 to August 18, 2024. As of June 30, 2024 and December 31, 2023, there was $3,425,028 and $3,050,028 outstanding under the Extension Loans, respectively. The Company is not required to repay the extension loans and as such is treated as a capital contribution and is included in accumulated deficit on the Company’s unaudited condensed balance sheets.

Due from Sponsor

On August 16, 2023, the Company and the Sponsor entered into an agreement to have the Sponsor reimburse all of the Company’s expenses after August 16, 2023 in exchange for 380,000 founder’s shares and 164,000 founder shares at the signing of the agreement and at the closing of a merger, respectively. As of June 30, 2024 and December 31, 2023, the Company had paid a total of $731,912 and $731,912, respectively, in expenses that will be reimbursed by the Sponsor.

Administrative Support Agreement

Commencing on the date the Units are first listed on Nasdaq, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support for up to 18 months. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the three and six months ended June 30, 2024 the Company recorded $30,000 and $60,000, respectively of administrative expenses. As of June 30, 2024 and December 31, 2023, the Company had $280,000 and $220,000 in administrative expenses included in accounts payable and accrued expenses on the Company’s unaudited condensed balance sheets.

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

Note 7 - Stockholders’ Deficit

Preferred Shares - The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At June 30, 2024 and December 31, 2023, there were no preferred shares issued or outstanding.

Class A Common Stock - The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. At June 30, 2024 and December 31, 2023, there were 635,075 shares of Class A common stock issued and outstanding, which included 115,000 representative shares and excludes shares subject to possible redemption. As of June 30, 2024 and December 31, 2023, there were 2,319,435 shares and 5,556,350 shares subject to possible redemption, respectively, of Class A common stock that were classified as temporary equity in the accompanying unaudited condensed balance sheets.

Note 7 - Stockholders’ Deficit (Continued)

Class B Common Stock - The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each share. At June 30, 2024 and December 31, 2023, there were 2,875,000 shares of Class B common stock issued and outstanding.

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

Note 7 - Stockholders’ Deficit (Continued)

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

The following table presents information about the Company’s assets that are measured at fair value at June 30, 2024 and December 31, 2023, and indicates the Fair Value Hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description:	Level	June 30, 2024	December 31, 2023
Assets:
Marketable securities held in trust account	1	$26,660,351	$61,839,164

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

Extension of Combination Period

As approved by our stockholders at the special meeting of stockholders held on August 17, 2023 (the “2023 Special Meeting”), we entered into an amendment to the Investment Management Trust Agreement, dated as of February 18, 2022 (the “Trust Agreement”), with Continental Stock Transfer & Trust Company (“Continental”), on August 17, 2023 (the “Trust Amendment”). The Trust Amendment extended the initial date on which Continental must commence liquidation of the Trust Account to up to February 18, 2024, or such earlier date as determined by our board of directors (the “Board”), unless the closing of our initial business combination shall have occurred, provided that FutureTech II Partners LLC (the “Sponsor”) (or its affiliates or permitted designees) will deposit into a trust account established for the benefit of our public stockholders (the “Trust Account”) the lesser of: (i) $125,000 and (ii) an aggregate amount equal to $0.04 multiplied by the number of our public shares that are not redeemed for each such one-month extension unless the closing of our initial business combination shall have occurred, in exchange for a non-interest bearing, unsecured promissory note payable upon consummation of a business combination.

As approved by its stockholders at the 2023 Special Meeting, we filed an amendment to our amended and restated certificate of incorporation (the “Charter”) with the Delaware Secretary of State on August 17, 2023 (the “First Charter Amendment”), to extend the date by which we have to consummate a business combination for an additional six months, from August 18, 2023 (the “Termination Date”) to up to February 18, 2024, by electing to extend the date to consummate an initial business combination on a monthly basis for up to six times by an additional one month each time after the Termination Date, until February 18, 2024 or a total of up to six months after the Termination Date, or such earlier date as determined by the Board, unless the closing of our initial business combination shall have occurred (the “Extension,” and such later date, the “Extended Termination Date”), provided that the Sponsor (or its affiliates or permitted designees) will deposit into the Trust Account the lesser of: (i) $125,000 and (ii) an aggregate amount equal to $0.04 multiplied by the number of our public shares that are not redeemed for each such one-month extension unless the closing of our initial business combination shall have occurred, in exchange for a non-interest bearing, unsecured promissory note payable upon consummation of a business combination.

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

As approved by its stockholders at the special meeting of stockholders held on February 14, 2024, (the “Second Special Meeting”), we filed an amendment to the Charter with the Delaware Secretary of State on February 14, 2024 (the “Second Charter Amendment”), to extend the date (the “Second Extension”) by which we have to consummate a business combination for an additional nine months up to November 18, 2024 by electing to extend the date to consummate an initial business combination on a monthly basis for up to nine times by an additional one month each time after the Extended Termination Date, until November 18, 2024 or a total of up to nine months after the Extended Termination Date, or such earlier date as determined by the Board, unless the closing of our initial business combination shall have occurred, provided that the Sponsor (or its affiliates or permitted designees) will deposit into the Trust Account the lesser of: (i) $50,000 and (ii) an aggregate amount equal to $0.03 multiplied by the number of our public shares that are not redeemed for each such one-month extension unless the closing of our initial business combination shall have occurred, in exchange for a non-interest bearing, unsecured promissory note payable upon consummation of a business combination. The Second Charter Amendment was filed as Exhibit 3.1 to the Form 8-K filed by the Company on February 14 , 2024

In connection with the votes to approve the Second Extension, the holders of 3,236,915 public shares of our Class A common stock properly exercised their right to redeem their shares for cash at a redemption price of approximately $11.13 per share, for an aggregate redemption amount of approximately $36 million.

On February 18, 2024, the Company caused to be deposited $50,000 into the Company’s Trust Account, allowing the Company to extend the period of time it has to consummate its initial Business Combination from February 18, 2024 to March 18, 2024. On March 18, 2024, the Company caused to be deposited $50,000 into the Company’s Trust Account, allowing the Company to extend the period of time it has to consummate its initial Business Combination from March 18, 2024 to April 18, 2024. On April 18, 2024, the Company caused to be deposited $50,000 into the Company’s Trust Account, allowing the Company to extend the period of time it has to consummate its initial Business Combination from April 18, 2024 to May 18, 2024. On May 18, 2024, the Company caused to be deposited $50,000 into the Company’s Trust Account, allowing the Company to extend the period of time it has to consummate its initial Business Combination from May 18, 2024 to June 18, 2024. On June 18, 2024, the Company caused to be deposited $50,000 into the Company’s Trust Account, allowing the Company to extend the period of time it has to consummate its initial Business Combination from June 18, 2024 to July 18, 2024.On July 18, 2024, the Company caused to be deposited $50,000 into the Company’s Trust Account, allowing the Company to extend the period of time it has to consummate its initial Business Combination from July 18, 2024 until August 18, 2024.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to June 30, 2024 were organizational activities, those necessary to prepare for the Initial Public Offering (“Initial Public Offering”), conducting the Initial Public Offering and identifying a target company for a business combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three and six months ended June 30, 2024, we had net loss of $44,457 and net income of $85,119, which consisted of investment income of $283,084 and $819,427, respectively, partially offset by expenses of $284,894 and $595,828 and tax expense of $42,647 and $138,480, respectively. Investment income was higher in 2023 compared to 2024 due to higher trust assets in 2023. Expenses were higher in 2024 compared to 2023 due to due diligence costs related to a potential business combination transaction.

For the three and six months ended June 30, 2023, we had net income of $836,383 and $1,643,672, which consisted of investment income of $1,468,385 and $2,756,883, partially offset by expenses of $340,441 and $561,566 and tax expense of $291,561 and $551,645, respectively.

Liquidity and Capital Resources

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until August 18, 2024 to complete a Business Combination. It is uncertain that the Company will be able to consummate an initial Business Combination by this time. If an initial Business Combination is not consummated by this date and the Company has not exercised its option to extend the deadline, there will be a mandatory liquidation and subsequent dissolution of the Company. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the Company’s inability to continue as a going concern.

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value. The Company had $476 in cash and no cash equivalents as of June 30, 2024.

For the six months ended June 30, 2024, cash used in operating activities was $591,410. The net income of $85,119 was affected by interest earned on investments held in the trust account of $819,427, and changes in operating assets and liabilities provided $142,898 of cash for operating activities.

For the six months ended June 30, 2023, cash used in operating activities was $752,999. The net income of $1,643,672 was affected by interest earned on investments held in the trust account of $2,756,883, and changes in operating assets and liabilities provided $360,212 of cash for operating activities.

For the six months ended June 30, 2024, cash provided by investing activities was $36,123,240 due to cash withdrawn from the Trust Account of $36,498,240 and cash that was in transit to the Trust Account as of December 31, 2023, partially offset by cash deposited into the Trust Account of $500,000 and $125,000 cash in transit to the trust.

For the six months ended June 30, 2023, cash used in investing activities was $1,792,364 due to cash deposited into the Trust Account of $2,300,000 and cash withdrawn from the Trust Account of $507,636.

For the six months ended June 30, 2024, cash provided by financing activities was $35,548,932 due to $36,281,990 in cash paid for redemptions, partially offset by $733,058 in capital contributions from the Sponsor.

For the six months ended June 30, 2023, cash provided by financing activities was $2,331,385 due to proceeds from issuance of debt of $2,771,485 and $440,100 cash advanced to the Sponsor.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

The preparation of audited financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the audited financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. As of June 30, 2024, the below were the Company’s critical accounting policies.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2024 and December 31, 2023, the Class A common stock subject to possible redemption in the amount of $25,206,155 and $60,532,197, respectively, is presented as temporary equity, outside of the stockholders’ equity section of the Company’s unaudited condensed balance sheets. The decrease of $35,326,042 during the six months ended June 30, 2024 in the Class A common stock subject to possible redemption is due to a redemption of $36,281,990 offset by accretion to the redemption value of $955,947 during the three months ended March 31, 2024.

As of June 30, 2024 and December 31, 2023, the shares of common stock reflected on the unaudited condensed balance sheets are reconciled in the following table.

Ending Balance as of December 31, 2022	$118,466,326
Redemption of Class A common stock	(64,238,888)
Remeasurement of carrying value to redemption value	6,304,759
Ending Balance as of December 31, 2023	60,532,197
Redemption of Class A common stock	(36,281,990)
Remeasurement of carrying value to redemption value	615,511
Ending Balance as of March 31, 2024	24,865,718
Remeasurement of carrying value to redemption value	340,437
Ending Balance as of June 30, 2024	$25,206,155

Net Income (Loss) Per Share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. As of June 30, 2024 and 2023, the calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the Initial Public Offering and warrants issued as components of the Private Placement Units (the “Placement Warrants”) since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. As a result, diluted income (loss) per share is the same as basic loss per share for the periods presented. Accretion associated with the redeemable shares of Class A Ordinary Shares is excluded for earnings per share as the redemption value approximates fair value at June 30, 2024 and 2023.

The following table reflects the calculation of basic and diluted net income (loss) per share (in dollars, except per share amounts):

	Three Months Ended		Three Months Ended
	June 30, 2024		June 30, 2023
	Redeemable	Non-redeemable	Redeemable	Non-redeemable
Basic and diluted net income (loss) per share of common stock Numerator	$283,084	$-	$1,456,385	$-
Less: Allocation of net income (loss), as adjusted	(130,322)	(197,220)	(484,210)	(147,792)
Total	$152,762	$(197,220)	$972,175	$(147,792)
Basic and diluted net income (loss) per share of common stock	$0.07	$(0.06)	$0.08	$(0.04)

	Six Months Ended		Six Months Ended
	June 30, 2024		June 30, 2023
	Redeemable	Non-redeemable	Redeemable	Non-redeemable
Basic and diluted net income (loss) per share of common stock Numerator	$819,427	$-	$2,756,883	$-
Less: Allocation of net income (loss), as adjusted	(345,539)	(388,769)	(852,889)	(260,322)
Total	$473,888	$(388,769)	$1,903,994	$(260,322)
Basic and diluted net income (loss) per share of common stock	$0.15	$(0.11)	$0.17	$(0.07)

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

In connection with the preparation of this Quarterly Report, as of June 30, 2024, an evaluation was performed under the supervision and with the participation of management, including the CEO and CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15€ under the Exchange Act.) Based on such evaluation, our CEO and CFO concluded that, as of June 30, 2024, our disclosure controls and procedures were not effective, due solely to the material weakness in our internal control over financial reporting related to financial reporting system and accounting for accruals.

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

FUTURETECH II ACQUISITION CORP.

Date: August 14, 2024	By:	/s/ Ray Chen
	Name:	Ray Chen
	Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive, Financial and Accounting Officer)

