Form 10-Q/A
period 2023-09-30
FutureTech II Acquisition Corp.
filed 2024-12-18
CIK 1889450

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

As of November 14, 2023, there were 5,556,350 shares of the Company’s Class A Common Stock, $0.0001 par value per share, and 2,875,000 shares of the Company’s Class B Common Stock, $0.0001 par value per share, issued and outstanding.

EXPLANATORY NOTE

The purpose of this Amendment No.1 (this “Report”) to FutureTech II Acquisition Corp’s Quarterly Report on Form 10-Q for the period ended September 30, 2023 filed with the Securities and Exchange Commission (the “SEC”) on November 15, 2023 (the “Original Filing”) is to correct accounting errors relating to the Due from Sponsor, Common Stock subject to possible redemption, the redemption price of the Common stock subject to possible redemption, accounts payable and accrued expenses and franchise tax payable.

Background

As previously disclosed in the Current Report on Form 8-K filed with the SEC on December 13,2024, the management of FutureTech II Acquisition Corp. (“the Company”) and the Audit Committee of the Board of Directors of the Company determined that the Company’s previously issued unaudited condensed financial statements as of and for the three and nine months ended September 30, 2023 (the “Q3 2023 Financial Statements”) contained material accounting errors relating to the Due from Sponsor, Common stock subject to possible redemption, the redemption price of the Common Stock subject to possible redemption, accounts payable and accrued expenses and franchise taxes payable. As a result of these errors, the Audit Committee initiated a review of the Company’s prior financial statements (the “Review”) and determined that the Company’s Q3 2023 Financial Statements should no longer be relied upon and should be amended and restated.

Items Amended in this Report

The following sections in the Original Filing are revised in this Form 10-Q/A, solely as a result of, and to reflect, the restatement:

Part I – Item 1. Financial Statements

Part I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II - Item 6. Exhibits

Except for the foregoing, no other changes have been made to the Original Filing. Except for the foregoing, this Amendment No. 1 speaks as of the date of the Original Filing, does not reflect events that may have occurred subsequent to the Original Filing, and does not modify or update in any way disclosures made in the Original Filing.

Pursuant to the rules of the SEC, Part II, Item 6 of the Original Filing has been amended to include the currently-dated certifications from our principal executive officer and principal financial officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of the principal executive officer and principal financial officer are included in this Form 10-Q/A as Exhibits 31.1and 32.1.

FUTURETECH II ACQUISITION CORP.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FUTURETECH II ACQUISITION CORP.

CONDENSED BALANCE SHEETs

	September 30,	December 31,
	2023	2022
	(unaudited)
ASSETS	(restated)
Current Assets:
Cash	$5,496	$262,756
Prepaid expenses	131,405	157,614
Advances to related parties	565,100	-
Due from Sponsor	455,962	-
Total Current Assets	1,157,963	420,370

Marketable Securities held in Trust Account	60,644,452	118,976,585

Prepaid expenses, non-current	-	77,654
Total Assets	$61,802,415	$119,474,609

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$308,538	$130,225
Franchise tax payable	44,364	200,000
Income tax payable	901,931	310,259
Accrued offering costs	2,708	2,708
Note payable - Sponsor	3,335,928	144,443
Total Current Liabilities	4,593,469	787,635

Deferred underwriting commission	3,450,000	3,450,000

Total Liabilities	8,043,469	4,237,635

COMMITMENTS AND CONTINGENCIES (Note 6)

Class A common stock subject to possible redemption, 5,556,350 and 11,500,000 shares at redemption value of $10.80 and $10.30 per share as of September 30, 2023 and December 31, 2022, respectively	60,020,387	118,466,326

Stockholders’ deficit:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value, 100,000,000 shares authorized, 635,075 issued and outstanding (including 115,000 representative shares)	64	64
Class B common stock, $0.0001 par value, 10,000,000 shares authorized, 2,875,000 shares issued and outstanding	288	288

Additional paid-in capital	-	-
Accumulated deficit	(6,261,793)	(3,229,704)
Total Stockholders’ Deficit	(6,261,441)	(3,229,352)
Total Liabilities and Stockholders’ Deficit	$61,802,415	$119,474,609

The accompanying notes are an integral part of these unaudited condensed financial statements.

FUTURETECH II ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
EXPENSES
Administrative fee - related party	$30,000	$30,000	$90,000	$70,000
Franchise tax	50,000	50,000	150,000	148,767
General and administrative	249,254	85,711	650,820	261,850
TOTAL EXPENSES	329,254	165,711	890,820	480,617

OTHER INCOME
Interest earned on marketable securities held in Trust Account	1,232,507	557,708	3,989,390	674,998
TOTAL OTHER INCOME	1,232,507	557,708	3,989,390	674,998

Pre-tax income	903,253	391,997	3,098,570	194,381

Income tax	(242,027)	-	(793,671)	-

Net income	$661,226	$391,997	$2,304,899	$194,381

Weighted average number of redeemable common stock outstanding, basic and diluted	8,657,385	11,500,000	10,542,049	11,500,000
Basic and diluted net income (loss) per share of redeemable common stock	$0.10	$(0.20)	$0.26	$(0.21)

Weighted average number of shares of non-redeemable common stock outstanding, basic and diluted	3,510,075	3,510,075	3,510,075	3,510,075
Basic and diluted net income (loss) per share of non-redeemable common stock	$(0.05)	$(0.01)	$(0.12)	$(0.03)

The accompanying notes are an integral part of these unaudited condensed financial statements.

FUTURETECH II ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(unaudited)

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amounts	Shares	Amounts	Capital	Deficit	Deficit
Balance - December 31, 2022	635,075	$64	2,875,000	$288	$-	$(3,229,704)	$(3,229,352)
Remeasurement adjustment	-	-	-	-	-	(2,128,414)	(2,128,414)
Net income	-	-	-	-	-	807,289	807,289
Balance March 31, 2023	635,075	64	2,875,000	288	-	(4,550,829)	(4,550,477)
Remeasurement adjustment	-	-	-	-	-	(1,126,824)	(1,126,824)
Net income	-	-	-	-	-	836,383	836,383
Balance June 30, 2023	635,075	64	2,875,000	288	-	(4,841,270)	(4,840,918)
Remeasurement adjustment	-	-	-	-	-	(2,090,482)	(2,090,482)
Capital contribution	-	-	-	-	-	8,733	8,733
Net income	-	-	-	-	-	661,226	661,226
Balance September 30, 2023	635,075	$64	2,875,000	$288	$-	$(6,261,793)	$(6,261,441)

	Class A		Class B		Additional		Total Stockholders’
	Common Stock		Common Stock		Paid in	Accumulated	Equity
	Shares	Amounts	Shares	Amounts	Capital	Deficit	(Deficit)
Balance - December 31, 2021		$-	2,875,000	$288	$24,712	$(438)	$24,562
Sale of units in Initial Public Offering, net of Offering costs	11,500,000	1,150	-	-	112,760,498	-	112,760,498
Sale of Private Placement Units	520,075	52	-	-	5,200,968	-	5,200,750
Shares issued to representative	115,000	12	-	-	(12)	-	-
Deferred underwriting commission	-	-	-	-	(3,450,000)	-	(3,450,000)
Class A Common Stock subject to possible redemption	(11,500,000)	(1,150)	-	-	(117,298,850)	-	(117,300,000)
Remeasurement adjustment	-	-	-	-	2,762,954	(2,762,954)	-
Net loss	-	-	-	-	-	(71,510)	(71,510)
Balance March 31, 2022	635,075	64	2,875,000	288	-	(2,834,902)	(2,834,550)

Net loss	-	-	-	-	-	(126,106)	(126,106)

Balance June 30, 2022	635,075	64	2,875,000	288	-	(2,961,008)	(2,960,656)
Remeasurement adjustment	-	-	-	-	-	(526,231)	(526,231)
Net income	-	-	-	-	-	391,997	391,997
Balance September 30, 2022	635,075	$64	2,875,000	$288	$-	$(3,095,242)	$(3,094,890)

The accompanying notes are an integral part of these unaudited condensed financial statements.

FUTURETECH II ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended	For the Nine Months Ended
	September 30, 2023	September 30, 2022
	(restated)
Cash flows from Operating Activities:
Net income	$2,304,899	$194,381
Adjustments to reconcile net income to net cash used in operating activities:
Income earned on marketable securities held in the Trust Account	(3,989,390)	(674,998)
Changes in operating assets and liabilities:
Prepaid expenses	26,209	(221,074)
Franchise tax payable	(155,636)	-
Income tax payable	591,672	-
Other assets	77,654	(77,654)
Accounts payable and accrued expenses	178,314	243,734
Net cash used in operating activities	(966,279)	(535,611)

Cash flows from Investing Activities:
Investment of cash in Trust Account	(2,550,000)	(117,300,000)
Cash withdrawn from Trust	64,746,521	-
Net cash provided by (used in) investing activities	62,196,521	(117,300,000)

Cash flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discount paid	-	113,275,000
Proceeds from sale of private placement units	-	5,200,750
Note receivable	-	(100,000)
Note receivable - repayment		100,000
Payment of deferred offering costs	-	(316,639)
Proceeds from issuance of debt – related party	3,316,485	-
Cash paid for redemptions	(64,238,887)	-
Advance to Sponsor	(565,100)	-
Net cash provided by (used in) financing activities	(61,487,502)	118,159,111

Net change in cash	(257,260)	323,500

Cash - Beginning of the period	262,756	5,000
Cash - End of the period	$5,496	$328,500

Supplemental disclosure of non-cash financing activities:

Deferred underwriting commission	$-	$3,450,000
Initial Classification of Class A common stock subject to redemption	$-	$117,300,000
Remeasurement adjustment	$5,345,720	$526,231
Capital contribution from Sponsor	$8,733	$-
Due from Sponsor	$447,229	$-
Offering costs paid by Promissory note - related parties	$-	$100,893

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

The registration statement for the Initial Public Offering was declared effective on February 14, 2022. On February 18, 2022, the Company consummated the Initial Public Offering of 11,500,000 units (“Units” and, with respect to the shares of Class A common stock included in the Units offered, the “Public Shares”), generating gross proceeds of $115,000,000, which is described in Note 4.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 520,075 private placement units (the “Private Placement Units”) at a price of $10.00 per unit in a private placement to the FutureTech Partners II LLC (the “Sponsor”), generating gross proceeds of $5,200,750, which is described in Note 5.

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

Following the closing of the Initial Public Offering, $700,000 of cash was held outside of the Trust Account available for working capital purposes. As of September 30, 2023, the Company has available to it $5,496 of cash on its condensed balance sheets and a working capital deficit of $3,435,506. As of December 31, 2022, the Company has available to it $262,756 of cash on its condensed balance sheets and a working capital deficit of $367,265.

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

FUTURETECH II ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 1 - Description of Organization and Business Operations, Going Concern and Basis of Presentation (Continued)

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

Use of Funds Restricted for Payment of Taxes

In 2024, in connection with redemptions that occurred in August 2023, the Company determined it did not withdraw all the interest from the trust account that it was allowed to withdraw to cover federal income and State of Delaware franchise taxes which had accrued and, therefore, the redemption payment should have been adjusted down to $10.74 per share. As a result, the redeeming stockholders were overpaid in the amount of $447,229. The Company has initiated recovery efforts from the redeeming stockholders through Continental Stock Transfer & Trust Company (“CST”). Redeeming Stockholders have been notified of this situation and are being instructed to return the Overpayment Amount to CST. The Sponsor is responsible for the shortfall, if any, between the overpayment amount of $447,229, which is included in Due from Sponsor amount on the Company’s condensed balance sheet, and the actual amount recovered from Redeeming Stockholders.

Liquidity and Management’s Plans

At September 30, 2023, the Company had cash of $5,496 and working capital deficit of $3,435,506.

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

FUTURETECH II ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 1 - Description of Organization and Business Operations, Going Concern and Basis of Presentation (Continued)

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

Additionally, as a result of the military action that commenced in February 2022 by the Russian Federation and Belarus in the country of Ukraine and related economic sanctions, the Company’s ability to consummate a Business Combination or the operations of a target business with which the Company ultimately consummates a Business Combination may be materially and adversely affected. Further, the Company’s ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of this action and related sanctions on the world economy and the specific impact on the Company’s financial position, results of operations and/or ability to consummate a Business Combination are not yet determinable. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 – Restatement of Previously Issued Financial Statements

In connection with the preparation of the unaudited condensed financial statements of the Company as of and for the three and nine months ended September 30, 2024, the Company determined that there were errors for the accounting of Due from Sponsor, Common stock subject to possible redemption, the redemption price of the Common stock subject to possible redemption, accounts payable and accrued expenses and franchise taxes payable in the previously issued September 30, 2023 financial statements.

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company determined that the errors were material to its previously issued financial statements. Therefore, the Company concluded that the previously issued financial statements should be restated.

The following tables summarize the effect of the restatement on each financial statement line items as of the dates, and for the period, indicated:

September 30, 2023

	As Previously Reported	Adjustments	As Restated
Balance Sheet
Due from Sponsor	$8,733	$447,229	$455,962
Total current assets	$710,734	$447,229	$1,157,963
Total Assets	$61,355,186	$447,229	$61,802,415

Accounts payable and accrued expenses	$52,902	$255,636	$308,538
Franchise taxes payable	$300,000	$(255,636)	$44,364
Class A Common Stock Subject to Possible Redemption	$59,573,158	$447,229	$60,020,387
Total Liabilities and Stockholder’s Equity	$61,355,186	$447,229	$61,802,415

Class A Common Stock Redemption price	$10.30	$0.50	$10.80

Statement of Cash Flows
Franchise tax payable	$100,000	$(255,636)	$(155,636)
Accounts payable and accrued expenses	$(77,323)	$255,636	$178,314
Capital contribution from Sponsor	-	$8,733	$8,733
Due from Sponsor	-	$447,229	$447,229

Note 3 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. As such, the information included in these unaudited condensed financial statements should be read in conjunction with the audited financial statements as of December 31, 2022 filed with the SEC on Form 10-K on March 31, 2023.

In the opinion of the Company’s management, the unaudited condensed financial statements as of September 30, 2023 and for the three and nine months ended September 30, 2023 include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the financial position of the Company as of September 30, 2023 and its results of operations and cash flows for the nine months ended September 30, 2023. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2023 or any future interim period.

FUTURETECH II ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 3 - Summary of Significant Accounting Policies (Continued)

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

FUTURETECH II ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 3 - Summary of Significant Accounting Policies (Continued)

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2023 and December 31, 2022, the Class A common stock subject to possible redemption in the amount of $60,020,387 and $118,466,326, respectively, is presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets. The decrease of $61,701,177 and $58,445,939 during the three and nine months ended September 30, 2023, respectively, in the Class A common stock subject to possible redemption is due to a redemption during the three months ended September 30, 2023 and remeasurement adjustments during the three and nine months ended of $2,090,482 and $5,345,720, respectively. There were remeasurement adjustments of $526,231 during the three and nine months ended September 30, 2022, respectively.

Net Income (Loss) Per Share

Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. The Company applies the two-class method in calculating earnings per share. Earnings and losses are shared pro rata between the two classes of shares. The calculation of diluted income (loss) per share of common stock does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering and (ii) sale of the Private Placement Units, because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the periods presented.

FUTURETECH II ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 3 - Summary of Significant Accounting Policies (Continued)

The following table reflects the calculation of basic and diluted net income (loss) per share (in dollars, except per share amounts):

	Three Months Ended		Three Months Ended
	September 30, 2023		September 30, 2022
	Redeemable	Non-redeemable	Redeemable	Non-redeemable
Basic and diluted net income (loss) per share of common stock Numerator: Interest	1,232,507	-	557,708	-
Allocation of net income (loss), as adjusted	$(406,478)	$(164,803)	(2,886,960)	$(38,751)
Total	826,029	(164,803)	(2,329,252)	(38,751)
Basic and diluted net income (loss) per share of common stock	$0.10	$(0.05)	(0.20)	$(0.01)

	Nine Months Ended		Nine Months Ended
	September 30, 2023		September 30, 2022
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share of common stock Numerator: Interest	3,989,390	-	674,998	-
Allocation of net income (loss), as adjusted	$(1,263,723)	$(420,768)	(3,128,226)	$(112,391)
Total	2,725,667	(420,768)	(2,453,228)	(112,391)
Basic and diluted net income (loss) per share of common stock	$0.26	$(0.12)	(0.21)	$(0.03)

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

FUTURETECH II ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 3 - Summary of Significant Accounting Policies (Continued)

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

FUTURETECH II ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 4 - Public Offering

Pursuant to the Initial Public Offering and full exercise of the underwriters’ overallotment option, the Company sold 11,500,000 Units at a purchase price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one redeemable warrant (“Public Warrant”). Each Public Warrant will entitle the holder to purchase one share of Class A common stock at an exercise price of $11.50 per share (see Note 8).

Note 5 - Private Placement

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 520,075 Private Placement Units at a price of $10.00 per Private Placement Unit (or $5,200,750 in the aggregate), from the Company. The Sponsor transferred $5,200,750 to the Trust Account on February 16, 2022.

The proceeds from the sale of the Private Placement Units were added to the net proceeds from the Initial Public Offering held in the Trust Account. The warrants included in the Private Placement Units (the “Private Placement Warrants”) are identical to the warrants sold in the Initial Public Offering, except as described in Note 8. If the Company does not complete a Business Combination within the required period, the Private Placement Warrants will expire worthless.

Note 6 - Related Party Transactions

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

Promissory Note - Related Party

On August 19, 2021, the Sponsor issued an unsecured promissory note to the Company, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000 to be used for payment of costs related to the Initial Public Offering. The note is non-interest bearing and payable on the earlier of (i) March 31, 2022 or (ii) the consummation of the Initial Public Offering. After the Initial Public Offering, the Sponsor made additional loans from time to time to the Company in order to cover certain expenses of the Company in the form of non-interest bearing promissory notes payable upon closing of a business combination. As of September 30, 2023 and December 31, 2022, there was $785,928 and $144,443 outstanding pursuant to these promissory notes, respectively. However, Company’s payment obligations under these promissory notes have been forgiven in their entirety by the Sponsor subsequently, as reflected in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2023.

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

FUTURETECH II ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 6 - Related Party Transactions (Continued)

Extension Loan - Related Party

If the Company anticipates that it may not be able to consummate a Business Combination by the end of the Combination Period, the Company may, by resolution of the Company’s board if requested by the Sponsor, extend the period of time to consummate a Business Combination up to six times, each by an additional one month (for a total of up to 24 months to complete a Business Combination), subject to the Sponsor depositing additional funds into the Trust Account as set out below. Pursuant to the terms of the Company’s amended and restated certificate of incorporation, as amended, and the trust agreement entered into between the Company and Continental Stock Transfer & Trust Company, in order for the time available for the Company to consummate the initial Business Combination to be extended, the Sponsor or its affiliates or designees, upon five business days’ advance notice prior to the applicable deadline, must deposit into the Trust Account the lesser of: (i) $125,000 and (ii) an aggregate amount equal to $0.04 multiplied by the number of public shares of the Company that are not redeemed for each such one-month extension unless the closing of the Company’s initial business combination shall have occurred, in exchange for a non-interest bearing, unsecured promissory note payable upon consummation of a business combination (the “Extension Loans”). If the Company completes its initial Business Combination, the Company will, at the option of the Sponsor, repay the Extension Loans out of the proceeds of the Trust Account released to the Company or convert a portion or all of the total loan amount into units at a price of $10.00 per unit, which units will be identical to the Private Placement Units. If the Company does not complete a Business Combination, the Company will repay such loans only from funds held outside of the Trust Account. Furthermore, the letter agreement among the Company and the Company’s officers, directors, and the Sponsor contains a provision pursuant to which the Sponsor will agree to waive its right to be repaid for such loans to the extent there is insufficient funds held outside of the Trust Account in the event that the Company does not complete a Business Combination. The Sponsor and its affiliates or designees are not obligated to fund the Trust Account to extend the time for the Company to complete the initial Business Combination. The public stockholders will not be afforded an opportunity to vote on the extension of time to consummate an initial Business Combination from 18 months to 24 months described above or redeem their shares in connection with such extensions. On February 17, 2023 the Company caused to be deposited $1,150,000 into the Company’s Trust Account for its public stockholders, representing $0.10 per public share, allowing the Company to extend the period of time it has to consummate its initial Business Combination by three months from February 18, 2023 to May 18, 2023. On May 17, 2023 the Company caused to be deposited $1,150,000 into the Company’s Trust Account for its public stockholders, representing $0.10 per public share, allowing the Company to extend the period of time it has to consummate its initial Business Combination by three months from May 18, 2023 to August 18, 2023. On August 18, 2023, the Company caused to be deposited $125,000 into the Company’s Trust Account, allowing the Company to extend the period of time it has to consummate its initial Business Combination from August 18, 2023 to September 18, 2023. On September 26, 2023, the Company caused to be deposited $125,000 into the Company’s Trust Account, allowing the Company to extend the period of time it has to consummate its initial Business Combination from September 18, 2023 to October 18, 2023. On, October 18, 2023, the Company caused to be deposited $125,000 into the Company’s Trust Account, allowing the Company to extend the period of time it has to consummate its initial Business Combination from October 18, 2023 to November 18, 2023. As of September 30, 2023 and December 31, 2022, there was $2,550,000 and $0 outstanding under the Extension Loans, respectively.

Administrative Support Agreement

Commencing on the date the Units are first listed on Nasdaq, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support for up to 18 months. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the three and nine months ended September 30, 2023 the Company recorded $30,000 and $90,000, respectively of administrative expenses. Administrative expenses were and $30,000 and $70,000 during the three and nine months ended September 30, 2022, respectively. As of September 30, 2023 and December 31, 2022 there was $190,000 and $100,000 included in accounts payable and accrued expenses on the Company’s unaudited condensed balance sheets, respectively.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 7 - Commitments and Contingencies

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 8 - Stockholders’ Deficit

Preferred Shares - The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At September 30, 2023 and December 31, 2022, there were no preferred shares issued or outstanding.

Class A Common Stock - The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. At September 30, 2023 and December 31, 2022, there were 635,075 shares of Class A common stock issued and outstanding, which included 115,000 representative shares. As of September 30, 2023 and December 31, 2022, there were 5,556,350 shares and 11,500,000 shares, respectively, of Class A common stock that were classified as temporary equity in the accompanying condensed balance sheets.

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

FUTURETECH II ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 8 - Stockholders’ Deficit (Continued)

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

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering.

Note 9 – Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date. Based upon this review the Company did not identify any subsequent events, other than disclosed below, that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to the “Company,” “us,” “our” or “we” refer FutureTech II Acquisition Corp. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed interim financial statements and related notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Use of Funds Restricted for Payment of Taxes

In 2024, in connection with redemptions that occurred in August 2023, the Company determined it did not withdraw all the interest from the trust account that it was allowed to withdraw to cover federal income and State of Delaware franchise taxes which had accrued and, therefore, the redemption payment should have been adjusted down to $10.74 per share. As a result, the redeeming stockholders were overpaid in the amount of $447,229. The Company has initiated recovery efforts from the redeeming stockholders through Continental Stock Transfer & Trust Company (“CST”). Redeeming Stockholders have been notified of this situation and are being instructed to return the Overpayment Amount to CST. The Sponsor is responsible for the shortfall, if any, between the overpayment amount of $447,229, which is included in Due from Sponsor amount on the Company’s condensed balance sheet, and the actual amount recovered from Redeeming Stockholders.

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

Critical Accounting Policies

The preparation of audited financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the audited financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. As of September 30, 2023, the below were the critical accounting policies.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2023 and December 31, 2022, the Class A common stock subject to possible redemption in the amount of $60,020,387 and $118,466,326, respectively, is presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets. The decrease of $61,701,177 and $58,445,939 during the three and nine months ended September 30, 2023, respectively, in the Class A common stock subject to possible redemption is due to a redemption during the three months ended September 30, 2023 and remeasurement adjustments during the three and nine months ended of $2,090,482 and $5,345,720, respectively. There were remeasurement adjustments of $526,231 during the three and nine months ended September 30, 2022, respectively.

Net Income (Loss) Per Share

Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. The Company applies the two-class method in calculating earnings per share. Earnings and losses are shared pro rata between the two classes of shares. The calculation of diluted income (loss) per share of common stock does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering and (ii) sale of the Private Placement Units, because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per share (in dollars, except per share amounts):

	Three Months Ended		Three Months Ended
	September 30, 2023		September 30, 2022
	Redeemable	Non-redeemable	Redeemable	Non-redeemable
Basic and diluted net income (loss) per share of common stock Numerator: Interest	1,232,507	-	557,708	-
Allocation of net income (loss), as adjusted	$(406,478)	$(164,803)	(2,886,960)	$(38,751)
Total	826,029	(164,803)	(2,329,252)	(38,751)
Basic and diluted net income (loss) per share of common stock	$0.10	$(0.05)	(0.20)	$(0.01)

	Nine Months Ended		Nine Months Ended
	September 30, 2023		September 30, 2022
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share of common stock Numerator: Interest	3,989,390	-	674,998	-
Allocation of net income (loss), as adjusted	$(1,263,723)	$(420,768)	(3,128,226)	$(112,391)
Total	2,725,667	(420,768)	(2,453,228)	(112,391)
Basic and diluted net income (loss) per share of common stock	$0.26	$(0.12)	(0.21)	$(0.03)

Recent Accounting Standards

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2023, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2023, our disclosure controls and procedures were not effective, due to a material weakness in internal control over financial reporting that existed relating to financial reporting systems and the error in determining the redemption price for the redeeming shareholders in August 2023.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation (1)
3.2	Amendment to the Amended and Restated Certificate of Incorporation (3)
3.5	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, dated February 14, 2024 (4)
3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, dated November 18, 2024 (5)
3.3	Bylaws (2)
10.1	Amendment to Investment Management Trust Agreement, dated August 17, 2023, between FutureTech II Acquisition Corp. and Continental Stock Transfer & Trust Company (3)
31.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

*	Filed herewith.
**	Furnished.

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

(5) Incorporated by reference to the Company’s Form 8-K, filed with the SEC on November 22, 2024.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

FUTURETECH II ACQUISITION CORP.

Date: December 18, 2024	By:	/s/ Ray Chen
	Name:	Ray Chen
	Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive, Financial and Accounting Officer)

