Form 10-K/A
period 2023-12-31
FutureTech II Acquisition Corp.
filed 2024-12-20
CIK 1889450

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(AMENDMENT NO. 1)

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

As of April 1, 2024 there were 2,954,510 shares of the Company’s Class A Common Stock, $0.0001 par value per share, and 2,875,000 shares of the Company’s Class B Common Stock, $0.0001 par value per share, issued and outstanding.

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K/A (the “Report”) amends the Annual Report on Form 10-K of FutureTech II Acquisition Corp. (the “Company”) for the period ended December 31, 2023, as filed with the Securities and Exchange Commission (“SEC”) on April 4, 2024 (the “Original Filing”), in order to report the Extension Loans (as defined below) as liabilities, and to reflect the Prior Redemption Overpayments (as defined below). These errors resulted in errors for the accounting of Due from Sponsor, Common stock subject to possible redemption, accumulated deficit (capital contribution), Notes payable and the redemption price of the Common stock subject to possible redemption.

Background of Restatement

On November 18, 2024, the Company held a special meeting of stockholders (the “Third Extension Meeting”) to extend the deadline by which the Company must consummate an initial business combination and filed a definitive proxy statement on Form 14A dated October 31, 2024 with the SEC (as amended and supplemented, the “Proxy”) setting forth the estimated redemption price for the stockholders that may elect to exercises their right to redeem their shares. In the process of preparing for the Third Extension Meeting, the management of the Company determined that the Company may have overpaid the stockholders who elected to redeem their shares in connection with a special meeting of stockholders held on August 17, 2023 (the “First Extension Meeting”) and a special meeting of stockholders held on February 14, 2024 (the “Second Extension Meeting”). This prompted the management and the Audit Committee of the Board of the Directors of the Company to review the Company’s previous financial statements (“the “Review”), which resulted in the conclusion that the redemption prices in connection with the First Extension Meeting and the Second Extension Meeting were incorrect, and Company overpaid the redeeming shareholders of the First Extension Meeting and the Second Extension Meeting (“Prior Redemption Overpayments”).

In connection with the First Extension Meeting and the Second Extension Meeting, FutureTech II Partners LLC (the “Sponsor”) made certain extension loans in the form of non-interest bearing, unsecured promissory notes payable upon consummation of a business combination (the “Extension Loans”). In preparation of the Company’s unaudited condensed financial statements as of and for the quarterly period ended September 30, 2024 (“2024 3Q 10-Q”) and as a result of the Review, the Company concluded that the prior financials statements could no longer be relied upon due to failure to recognize the Extension Loans as liabilities, and determined that the affected periods are (i) financial statements for the period ended September 30, 2023 (the “Q3 2023 Financial Statements”), (ii) financial statements for the fiscal year ended December 31, 2023 (the “2023 Audited Financial Statements”), (iii) financial statements as of and for the three months ended March 31, 2024 (the “Q1 2024 Financial Statements”), and (iv) financial statements as of and for the three and six months ended June 30, 2024 (the “Q2 2024 Financial Statements”, and collectively, the “Affected Periods”).

These errors resulted in errors in the Original Filing in the accounting of Due from Sponsor, Common stock subject to possible redemption, accumulated deficit (capital contribution), Notes payable and the redemption price of the Common stock subject to possible redemption. Accordingly, the Company decided to restate the financial statements of the Affected Periods to correct these errors.

Internal Control Considerations

In connection with the restatement, management has re-evaluated the effectiveness of Company’s disclosure controls and procedures and internal control over financial reporting as of December 31, 2023. As a result of that assessment, the management has concluded that the Company’s disclosure controls and procedures and internal controls over financial reporting were not effective as of December 31, 2023, due to a material weakness in the Company’s internal control over financial reporting related to the accounting for Extension Loans and in determining the redemption prices. For a discussion of management’s consideration of the Company’s disclosure controls and procedures, internal controls over financial reporting, and the material weaknesses identified, see Part II, Item 9A, “Controls and Procedures” of this Report.

Items Amended in this Report

The following sections in the Original Filing are revised in this Form 10-K/A, solely as a result of, and to reflect, the restatement:

Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II – Item 8. Financial Statements and Supplementary Data

Part II - Item 9A. Controls and Procedures

Part IV - Item 15 Exhibits and Financial Statement Schedules

For the convenience of the reader, this Form 10-K/A sets forth the information in the Original Filing in its entirety, as such information is modified and superseded where necessary to reflect the restatement and related revisions. Except for the foregoing, this Form 10- K/A speaks as of the date of the Original Filing, does not reflect events that may have occurred subsequent to the Original Filing, and does not modify or update in any way disclosures made in the Original Filing. Accordingly, this Form 10-K/A should be read in conjunction with the Company’s other filings with the SEC.

Pursuant to the rules of the SEC, Part IV, Item 15 of the Original Filing has been amended to include the currently-dated certifications from our principal executive officer and principal financial officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of the principal executive officer and principal financial officer are included in this Form 10-K/A as Exhibits 31.1and 32.1.

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

Item 1. Business

In this Report, references to the “Company” and to “we,” “us” and “our” refer to FutureTech II Acquisition Corp.

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

Our management team is led by Ray Chen, our Chief Executive Officer and Chairman of the Board. Mr. Chen has been Goldenstone Acquisition Ltd.’s Chief Financial Officer since March 2021. He had served as Chief Operating Officer of Goldenbridge Acquisition Limited from August 2020 until it completed business combination with Sun Car Technology Company in May 2023. Chen served as Director and Chief Operating Officer of Wealthbridge Acquisition Limited, a special purpose acquisition company, from February 2018 until its business combination with Scienjoy Inc. in May 2020, and has served as the Investor Relation Officer of Scienjoy until 2022. Mr. Chen served as Chief Executive Officer at Fortissimo Film International Ltd., a privately-owned film development and production company from August 2016 to January 2018. From January 2013 to February 2016, Mr. Chen was Chief Executive Officer of Beijing Galloping Horse Film & TV Production Co., Ltd. From January 2010 to March 2013, Mr. Chen was the head of sales in the Beijing Office of Star Jet Co., Ltd. Prior to his Star Jet experience, Mr. Chen was the executive board member and head of sales in Asia Jet Partners Limited, a privately-owned holding company specializing in general aviation and aircraft leasing. Mr. Chen joined Asia Jet after his service as Chief Executive Officer at ABC International Inc., a business consulting company based in Cleveland, Ohio. Mr. Chen attended business and marketing courses at Cleveland State University from September 1991 to June 1995.

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

FutureTech Partners II LLC (the “Sponsor”) was previously controlled by a non-U.S. person and had substantial ties with non-U.S. persons in China. Currently, our Sponsor is controlled by a U.S. person and we do not believe that either we or the Sponsor constitute a “foreign person” under CFIUS rules and regulations. Our Sponsor owns approximately 39.7% of our outstanding shares. Certain companies requiring federal-issued licenses in the United States, such as broadcasters and airlines, may be subject to rules or regulations that limit foreign ownership. In addition, CFIUS is an interagency committee authorized to review certain transactions involving foreign investment in the United States by foreign persons in order to determine the effect of such transactions on the national security of the United States. Therefore, because we may be considered a “foreign person” under such rules and regulations, we could be subject to foreign ownership restrictions and/or CFIUS review if our proposed business combination is between us and a U.S. target company engaged in a regulated industry or which may affect national security. The scope of CFIUS was expanded by the Foreign Investment Risk Review Modernization Act of 2018 (“FIRRMA”) to include certain non-passive, non-controlling investments in sensitive U.S. businesses and certain acquisitions of real estate even with no underlying U.S. business. FIRRMA, and subsequent implementing regulations that are now in force, also subject certain categories of investments to mandatory filings. Therefore, if our potential initial business combination with a U.S. target company falls within the scope of foreign ownership restrictions, we may be unable to consummate a business combination with such target company. In addition, if our potential business combination falls within CFIUS’s jurisdiction, we may be required to make a mandatory filing or determine to submit a voluntary notice to CFIUS, or to proceed with the initial business combination without notifying CFIUS and risk CFIUS intervention, before or after closing the initial business combination. CFIUS may decide to block or delay our initial business combination, impose conditions to mitigate national security concerns with respect to such initial business combination or order us to divest all or a portion of a U.S. business of the combined company if we had proceeded without first obtaining CFIUS clearance. The foreign ownership limitations, and the potential impact of CFIUS, may limit the attractiveness of a transaction with us or prevent us from pursuing certain initial business combination opportunities that we believe would otherwise be beneficial to us and our stockholders. As a result, the pool of potential targets with which we could complete an initial business combination may be limited and we may be adversely affected in terms of competing with other special purpose acquisition companies which do not have similar foreign ownership issues.

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

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K/A. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K/A.

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

Extension of Combination Period

As approved by our stockholders at the special meeting of stockholders held on August 17, 2023 (the “First Extension Meeting”), we entered into an amendment to the Investment Management Trust Agreement, dated as of February 18, 2022 (the “Trust Agreement”), with Continental Stock Transfer & Trust Company (“Continental”), on August 17, 2023 (the “Trust Amendment”). The Trust Amendment extended the initial date on which Continental must commence liquidation of the Trust Account to up to February 18, 2024, or such earlier date as determined by our board of directors (the “Board”), unless the closing of our initial business combination shall have occurred, provided that FutureTech II Partners LLC (the “Sponsor”) (or its affiliates or permitted designees) will deposit into a trust account established for the benefit of our public stockholders (the “Trust Account”) the lesser of: (i) $125,000 and (ii) an aggregate amount equal to $0.04 multiplied by the number of our public shares that are not redeemed for each such one-month extension unless the closing of our initial business combination shall have occurred, in exchange for a non-interest bearing, unsecured promissory note payable upon consummation of a business combination.

As approved by its stockholders at the First Extension Meeting, we filed an amendment to our amended and restated certificate of incorporation (the “Charter”) with the Delaware Secretary of State on August 17, 2023 (the “Charter Amendment”), to extend the date by which we have to consummate a business combination for an additional six months, from August 18, 2023 (the “Termination Date”) to up to February 18, 2024, by electing to extend the date to consummate an initial business combination on a monthly basis for up to six times by an additional one month each time after the Termination Date, until February 18, 2024 or a total of up to six months after the Termination Date, or such earlier date as determined by the Board, unless the closing of our initial business combination shall have occurred (the “Extension,” and such later date, the “Extended Date”), provided that the Sponsor (or its affiliates or permitted designees) will deposit into the Trust Account the lesser of: (i) $125,000 and (ii) an aggregate amount equal to $0.04 multiplied by the number of our public shares that are not redeemed for each such one-month extension unless the closing of our initial business combination shall have occurred, in exchange for a non-interest bearing, unsecured promissory note payable upon consummation of a business combination.

In connection with the votes to approve the Extension, the holders of 5,943,650 public shares of our Class A common stock properly exercised their right to redeem their shares for cash (the “First Extension Redeeming Stockholders”) at a redemption price of approximately $10.81 per share (the “First Redemption Payment”), for an aggregate redemption amount of approximately $64.2 million. It was later determined that the Company did not withdraw all of the interest from the Trust Account that it was allowed to withdraw to cover income and franchise taxes and, therefore, the First Redemption Payment should have been approximately $10.74 per share. This meant that the First Extension Redeeming Stockholders were overpaid in the amount of approximately $0.07 per share (the “First Extension Overpayment Amount”). The Company is in the process of commencing a claw back process of the First Extension Overpayment Amount, which is reflected in this Report as a receivable from the Sponsor as agreed by the Sponsor. This amount will be reduced as the Company receives the claw back payments from the First Extension Redeeming Stockholders.

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

For the year ended December 31, 2023, we had net income of $2,911,502, which consisted of investment income of $4,809,102 and a gain on extinguishment of notes payable of $144,443, partially offset by expenses of $1,062,699 and tax expense of $979,344. Investment income was higher in 2023 compared to 2022 due to the increase in interest rates. Expenses were higher in 2023 compared to 2022 due to due diligence costs related to a potential business combination transaction.

For the year ended December 31, 2022, we had net income of $700,015, which consisted of investment income of $1,676,585, partially offset by expenses of $666,311 and tax expense of $310,259.

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

For the year ended December 31, 2023, cash used in financing activities was $60,300,590 due to $64,238,887 in cash paid for redemptions, partially offset by $2,925,000 in proceeds from Sponsor note, and $1,013,297 in capital contributions from the Sponsor.

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

Critical Accounting Policies

The preparation of audited financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the audited financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. As of December 31, 2023, the below were the critical accounting policies.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2023 (restated) and 2022, the Class A common stock subject to possible redemption in the amount of $61,226,803 and $118,466,326, respectively, is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets. The decrease of $57,239,523 during the year ended December 31, 2023, in the Class A common stock subject to possible redemption is due to a redemption of $64,238,888 offset by accretion to the redemption value of $6,552,136 and $447,229 in funds due from the Sponsor during the year ended December 31, 2023, respectively.

As of December 31, 2023 and 2022, the shares of common stock reflected on the balance sheet are reconciled in the following table.

Gross Proceeds	$115,000,000
Less:
Proceeds allocated to public warrants	(1,067,463)
Temporary equity offering costs	(5,635,551)
Plus:
Remeasurement of carrying value to redemption value	9,003,014
Ending Balance as of March 31, 2022	117,300,000
Remeasurement of carrying value to redemption value	1,166,326
Ending Balance as of December 31, 2022	118,466,326
Redemption of Class A common stock	(64,238,888)
Remeasurement of carrying value to redemption value	6,552,136
Due from Sponsor	447,229
Ending Balance as of December 31, 2023 (restated)	$61,226,803

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

The following table reflects the calculation of basic and diluted net income (loss) per share (in dollars, except per share amounts):

	Year Ended		Year Ended
	December 31, 2023		December 31, 2022
	Redeemable	Non-redeemable	Redeemable	Non-redeemable
Basic and diluted net income (loss) per share of common stock Numerator: Interest	$4,953,545	$-	$1,676,585	$-
Less: Allocation of net income (loss), as adjusted	(2,982,080)	(560,177)	(1,323,201)	(228,369)
Total	$(1,971,465)	$(560,177)	$353,384	$(228,369)
Basic and diluted net income (loss) per share of common stock	$0.21	$(0.16)	$0.03	$(0.07)

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2023, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2023, our disclosure controls and procedures were not effective.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for us. Under the supervision and with the participation of our Certifying Officers, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023 based on criteria specified in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, our management, including our chief executive officer and chief financial officer, concluded that, as of December 31, 2023, the internal control over financial reporting was not effective due to a material weakness related to the accounting of the Extension Loans in the form of non-interest-bearing promissory notes and related to the calculation of redemption price. Additionally, based on management’s assessment, we determined that there was a material weakness in our internal control over financial reporting as of December 31, 2023.

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

To address this material weakness, our management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting of extension loans, redemption payments, technical pronouncements and other literature for all significant or unusual transactions, we will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards. In addition, we are assessing our resource needs as well as roles and responsibilities with a particular focus on accounting and financial reporting staff and will make additional changes as needed, but we can offer no assurance that our controls will not require additional review and modification in this future as industry accounting practices may evolve over time.

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

Ray Chen, Chief Executive Officer, Chief Financial Officer, and Director

Ray Chen has been our Chief Executive Officer, Chief Financial Officer and a member of our board of directors since August 2023. Mr. Chen has been Goldenstone Acquisition Ltd.’s Chief Financial Officer since March 2021. He had served as Chief Operating Officer of Goldenbridge Acquisition Limited from August 2020 until it completed business combination with Sun Car Technology Company in May 2023. Chen served as Director and Chief Operating Officer of Wealthbridge Acquisition Limited, a special purpose acquisition company, from February 2018 until its business combination with Scienjoy Inc. in May 2020, and has served as the Investor Relation Officer of Scienjoy until 2022. Mr. Chen served as Chief Executive Officer at Fortissimo Film International Ltd., a privately-owned film development and production company from August 2016 to January 2018. From January 2013 to February 2016, Mr. Chen was Chief Executive Officer of Beijing Galloping Horse Film & TV Production Co., Ltd. From January 2010 to March 2013, Mr. Chen was the head of sales in the Beijing Office of Star Jet Co., Ltd. Prior to his Star Jet experience, Mr. Chen was the executive board member and head of sales in Asia Jet Partners Limited, a privately-owned holding company specializing in general aviation and aircraft leasing. Mr. Chen joined Asia Jet after his service as Chief Executive Officer at ABC International Inc., a business consulting company based in Cleveland, Ohio. Mr. Chen attended business and marketing courses at Cleveland State University from September 1991 to June 1995. The Company believes Mr. Chen is well-qualified to serve as a member of the board given his public company experience, including other similarly structured blank check companies, business leadership, operational experience and contacts.

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

In order to finance transaction costs in connection with a Business Combination, the Sponsor may provide us with a loan to the Company up to $1,500,000 as may be required (“Working Capital Loans”). Such Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such loans may be converted upon consummation of a Business Combination into additional Placement Units at a price of $10.00 per Unit. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of December 31, 2023, there was no amount outstanding under the Working Capital Loans.

If the Company anticipates that it may not be able to consummate a Business Combination within 24 months, the Company may, by resolution of the Board if requested by the Sponsor, extend the period of time to consummate a Business Combination up to nine times, each by an additional one month (for a total of up to 33 months to complete a Business Combination), subject to the Sponsor depositing additional funds into the Trust Account as set out below. On February 17, 2023 the Company caused to be deposited $1,150,000 into the Company’s Trust Account for its public stockholders, representing $0.10 per public share, allowing the Company to extend the period of time it has to consummate its initial Business Combination by three months from February 18, 2023 to May 18, 2023. On May 17, 2023 the Company caused to be deposited $1,150,000 into the Company’s Trust Account for its public stockholders, representing $0.10 per public share, allowing the Company to extend the period of time it has to consummate its initial Business Combination by three months from May 18, 2023 to August 18, 2023. On August 18, 2023, the Company caused to be deposited $125,000 into the Company’s Trust Account for its public stockholders, representing $0.002 per public share, allowing the Company to extend the period of time it has to consummate its initial Business Combination by one month from August 18, 2023 to September 18, 2023. On September 26, 2023, the Company caused to be deposited $125,000 into the Company’s Trust Account for its public stockholders, representing $0.002 per public share, allowing the Company to extend the period of time it has to consummate its initial Business Combination by one month from September 18, 2023 to October 18, 2023. On October 18, 2023, the Company caused to be deposited $125,000 into the Company’s Trust Account for its public stockholders, representing $0.002 per public share, allowing the Company to extend the period of time it has to consummate its initial Business Combination by one month from October 18, 2023 to November 18, 2023. On November 17, 2023, the Company caused to be deposited $125,000 into the Company’s Trust Account for its public stockholders, representing $0.002 per public share, allowing the Company to extend the period of time it has to consummate its initial Business Combination by one month from November 18, 2023 to December 18, 2023. On December 18, 2023, the Company caused to be deposited $125,000 into the Company’s Trust Account for its public stockholders, representing $0.002 per public share, allowing the Company to extend the period of time it has to consummate its initial Business Combination by one month from December 18, 2023 to January 18, 2024. On January 18, 2024, the Company caused to be deposited $125,000 into the Company’s Trust Account for its public stockholders, representing $0.002 per public share, allowing the Company to extend the period of time it has to consummate its initial Business Combination by one month from January 18, 2024 to February 18, 2024. On February 18, 2024, the Company caused to be deposited $50,000 into the Company’s Trust Account for its public stockholders, representing $0.002 per public share, allowing the Company to extend the period of time it has to consummate its initial Business Combination by one month from February 18, 2024 to March 18, 2024. On March 18, 2024, the Company caused to be deposited $50,000 into the Company’s Trust Account for its public stockholders, representing $0.002 per public share, allowing the Company to extend the period of time it has to consummate its initial Business Combination by one month from March 18, 2024 to April 18, 2024. (collectively, the “Extension Loans”).

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

Restatement

As discussed in Note 2 to the financial statements, the 2023 financial statements have been restated to correct certain misstatements related to the overpayment on redeemable share redemptions and errors for the accounting of the extension loans.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Adeptus Partners, LLC

We have served as the Company’s auditor since 2021.

Ocean, New Jersey
December 20, 2024
PCAOB ID: 3686

FUTURETECH II ACQUISITION CORP.

BALANCE SHEETs

	December 31, 2023	December 31, 2022
	(restated)
ASSETS
Current Assets:
Cash	$17,578	$262,756
Prepaid expenses	64,043	157,614
Extension fee receivable	125,000	-
Due from Sponsor	1,179,141	-
Total Current Assets	1,385,762	420,370

Marketable Securities held in Trust Account	61,839,164	118,976,585

Prepaid expenses, non-current	-	77,654
Total Assets	$63,224,926	$119,474,609

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$295,137	$130,225
Excise tax payable	642,389	-
Franchise tax payable	94,364	200,000
Income tax payable	1,087,603	310,259
Accrued offering costs	2,708	2,708
Note payable - Sponsor	2,925,000	144,443
Total Current Liabilities	5,047,201	787,635

Deferred underwriting commission	3,450,000	3,450,000

Total Liabilities	8,497,201	4,237,635

COMMITMENTS AND CONTINGENCIES (Note 7)

Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 5,556,350 and 11,500,000 shares subject to possible redemption issued and outstanding shares at redemption value of $11.02 and $10.30 per share as of December 31, 2023 and December 31, 2022, respectively	61,226,803	118,466,326

Stockholders’ deficit:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value, 100,000,000 shares authorized, 635,075 issued and outstanding (excluding 5,556,350 and 11,500,000 shares subject to possible redemption and including 115,000 representative shares as of December 31, 2023 and 2022, respectively)	64	64
Class B common stock, $0.0001 par value, 10,000,000 shares authorized, 2,875,000 shares issued and outstanding	288	288

Additional paid-in capital	-	-
Accumulated deficit	(6,499,430)	(3,229,704)
Total Stockholders’ Deficit	(6,499,078)	(3,229,352)
Total Liabilities and Stockholders’ Deficit	$63,224,926	$119,474,609

The accompanying notes are an integral part of these financial statements.

FUTURETECH II ACQUISITION CORP.

STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2023	2022
EXPENSES
Administrative fee - related party	$120,000	$100,000
Franchise tax	200,000	200,000
General and administrative	742,699	366,311
TOTAL EXPENSES	1,062,699	666,311

OTHER INCOME
Interest earned on marketable securities held in Trust Account	4,809,102	1,676,585
Gain on forgiveness of debt	144,443	-
TOTAL OTHER INCOME	4,953,545	1,676,585

Pre-tax income	3,890,846	1,010,274

Income tax	(979,344)	(310,259)

Net income	$2,911,502	$700,015

Weighted average number of shares of redeemable common stock outstanding, basic and diluted	9,285,380	11,500,000
Basic and diluted net income (loss) per share of redeemable common stock	$0.21	$0.03

Weighted average number of shares of non-redeemable common stock outstanding, basic and diluted	3,510,075	3,510,075
Basic and diluted net income (loss) per share of non-redeemable common stock	$(0.16)	$(0.07)

The accompanying notes are an integral part of these financial statements.

FUTURETECH II ACQUISITION CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR YEARS ENDED DECEMBER 31, 2023 AND DECEMBER 31, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid in	Accumulated	Total Stockholders’ Equity
	Shares	Amounts	Shares	Amounts	Capital	Deficit	(Deficit)
Balance – January 1, 2022		$-	2,875,000	$288	$24,712	$(438)	$24,562
Sale of units in Initial Public Offering	11,500,000	1,150	-	-	115,000,000	-	115,000,000
Offering costs	-	-	-	-	(2,239,502)	-	(2,239,502)
Sale of Private Placement Units	520,075	52	-	-	5,200,968	-	5,200,750
Shares issued to representative	115,000	12	-	-	(12)	-	-
Deferred underwriting commission	-	-	-	-	(3,450,000)	-	(3,450,000)
Class A Common Stock subject to possible redemption	(11,500,000)	(1,150)	-	-	(117,298,850)	-	(117,300,000)
Remeasurement adjustment	-	-	-	-	2,762,954	(3,929,281)	(1,166,327)
Net income	-	-	-	-	-	700,015	700,015
Balance December 31, 2022	635,075	$64	2,875,000	$288	$-	$(3,229,704)	$(3,229,352)
Accretion to redemption value	-	-	-	-	-	(6,552,136)	(6,552,136)
Excise tax on Class A common stock redemption						(642,389)	(642,389)
Capital contribution						1,013,297	1,013,297
Net income	-	-	-	-	-	2,911,502	2,911,502
Balance December 31, 2023 (restated)	635,075	$64	2,875,000	$288	$-	$(6,499,430)	$(6,499,078)

The accompanying notes are an integral part of these financial statements.

FUTURETECH II ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

	For the Year Ended	For the Year Ended
	December 31, 2023	December 31, 2022
	(restated)
Cash flows from Operating Activities:
Net income	$2,911,502	$700,015
Adjustments to reconcile net income to net cash used in operating activities:
Income earned on marketable securities held in the Trust Account	(4,809,102)	(1,676,585)
Gain on forgiveness of debt	(144,443)	-
Changes in operating assets and liabilities:
Prepaid expenses	93,571	(157,614)
Due from Sponsor	(731,912)	-
Franchise tax payable	(105,636)	200,000
Income tax payable	777,344	310,259
Other assets	77,654	(77,654)
Accounts payable and accrued expenses	164,913	100,225
Net cash used in operating activities	(1,766,109)	(601,354)

Cash flows from Investing Activities:
Investment of cash in Trust Account	(2,800,000)	(117,300,000)
Cash in transit to the trust	(125,000)	-
Cash withdrawn from Trust	64,746,521	-
Net cash provided by (used in) investing activities	61,821,521	(117,300,000)

Cash flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discount paid	-	115,000,000
Proceeds from sale of private placement units	-	5,200,750
Underwriting fee paid		(1,725,000)
Note receivable	-	(100,000)
Note receivable - repayment		100,000
Payment of deferred offering costs	-	(316,640)
Proceeds from Sponsor note	2,925,000	-
Capital contribution from Sponsor	1,013,297	-
Cash paid for redemptions	(64,238,887)	-
Net cash (used in) provided by financing activities	(60,300,590)	118,159,111

Net change in cash	(245,178)	257,756

Cash - Beginning of the period	262,756	5,000
Cash - End of the period	$17,578	$262,756

Supplemental disclosure of non-cash financing activities:

Excise tax on Class A common stock redemptions	$642,389	-
Deferred underwriting commission	$-	$3,450,000
Initial Classification of Class A common stock subject to redemption	$-	$118,553,638
Accretion to redemption value	$6,552,136	$3,929,281
Offering costs paid by Promissory note - related parties	$-	$187,993

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

Following the closing of the Initial Public Offering, $700,000 of cash was held outside of the Trust Account available for working capital purposes. As of December 31, 2023, the Company has available to it $17,578 of cash on its balance sheet and a working capital deficit of $3,661,439. As of December 31, 2022, the Company has available to it $262,756 of cash on its balance sheet and a working capital deficit of $367,265.

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

FUTURETECH II ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Note 1 - Description of Organization and Business Operations, Going Concern and Basis of Presentation (Continued)

Use of Funds Restricted for Payment of Taxes

In 2024, in connection with redemptions that occurred in August 2023, the Company determined it did not withdraw all the interest from the trust account that it was allowed to withdraw to cover federal income and State of Delaware franchise taxes which had accrued and, therefore, the redemption payment should have been adjusted down to approximately $10.74 per share. As a result, the redeeming stockholders were overpaid in the amount of $447,229. The Company has initiated recovery efforts from the redeeming stockholders through Continental Stock Transfer & Trust Company (“CST”). Redeeming Stockholders are in the process of being notified of this situation and are being instructed to return the Overpayment Amount to CST. The Sponsor is responsible for the shortfall, if any, between the overpayment amount of $447,229, which is included in Due from Sponsor amount on the Company’s condensed balance sheet, and the actual amount recovered from Redeeming Stockholders.

Liquidity and Management’s Plans

At December 31, 2023, the Company had cash of $17,578 and working capital deficit of $3,661,439.

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

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Note 2 – Restatement of Previously Issued Financial Statements

In connection with (i) preparation of the Proxy dated October 31, 2024 which included the estimated redemption price for redeeming stockholders related to the Third Extension Meeting, which was held on November 18, 2024, and (ii) the preparation of the unaudited condensed financial statements of the Company as of and for the three and nine months ended September 30, 2024, the Company determined that there were errors for the accounting of Due from Sponsor, Common stock subject to possible redemption, accumulated deficit (capital contribution), notes payable and the redemption price of the Common stock subject to possible redemption in the previously issued December 31, 2023 financial statements.

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

The following tables summarize the effect of the restatement on each financial statement line items as of the dates, and for the period, indicated:

December 31, 2023

	As Previously Reported	Adjustments	As Restated
Balance Sheet
Due from Sponsor	$731,912	$447,229	$1,179,141
Total Current Assets	$938,533	$447,229	$1,385,762
Total Assets	$62,777,697	$447,229	$63,224,926

Note Payable - Sponsor	$-	$2,925,000	$2,925,000
Total Current Liabilities	$2,122,202	$2,925,000	$5,047,201
Total Liabilities	$5,572,202	$2,925,000	$8,497,201
Class A Common Stock Subject to Possible Redemption	$60,532,197	$694,606	$61,226,803
Accumulated deficit	$(3,327,054)	$(3,172,376)	$(6,499,430)
Total Stockholder’s Equity	$(3,326,702)	$(3,172,376)	$(6,499,078)
Total Liabilities and Stockholder’s Equity	$62,777,697	$447,229	$63,224,926

Statement of Cash Flows

Capital Contribution from Sponsor	$3,938,297	$(2,925,000)	$1,013,297
Proceeds from Sponsor Note	$-	$2,925,000	$2,925,000

Redemption price	$10.90	$0.12	$11.02

FUTURETECH II ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

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

FUTURETECH II ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Note 3 - Summary of Significant Accounting Policies (Continued)

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2023 (restated) and 2022, the Class A common stock subject to possible redemption in the amount of $61,226,803 and $118,466,326, respectively, is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets. The decrease of $57,239,523 during the year ended December 31, 2023, in the Class A common stock subject to possible redemption is due to a redemption of $64,238,888 offset by accretion to the redemption value of $6,552,136 and $447,229 in funds due from the Sponsor during the year ended December 31, 2023, respectively.

As of December 31, 2023 (restated) and 2022, the shares of common stock reflected on the balance sheet are reconciled in the following table.

Gross Proceeds	$115,000,000
Less:
Proceeds allocated to public warrants	(1,067,463)
Temporary equity offering costs	(5,635,551)
Plus:
Remeasurement of carrying value to redemption value	9,003,014
Ending Balance as of March 31, 2022	117,300,000
Remeasurement of carrying value to redemption value	1,166,326
Ending Balance as of December 31, 2022	118,466,326
Redemption of Class A common stock	(64,238,888)
Remeasurement of carrying value to redemption value	6,552,136
Due from Sponsor	447,229
Ending Balance as of December 31, 2023 (restated)	$61,226,803

Warrant Instruments

The Company accounts for the Public Warrants and the Private Placement Warrants issued in connection with the Initial Public Offering and the Private Placement in accordance with the guidance contained in FASB ASC 815, “Derivatives and Hedging”. Under ASC 815-40 the Public Warrants and the Private Placement Warrants meet the criteria for equity treatment and as such will be recorded in stockholders’ deficit. If the warrants no longer meet the criteria for equity treatment, they will be recorded as a liability and remeasured each period with changes recorded in the statements of operations.

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

FUTURETECH II ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Note 3 - Summary of Significant Accounting Policies (Continued)

The following table reflects the calculation of basic and diluted net income (loss) per share (in dollars, except per share amounts):

	Year Ended		Year Ended
	December 31, 2023		December 31, 2022
	Redeemable	Non-redeemable	Redeemable	Non-redeemable
Basic and diluted net income (loss) per share of common stock Numerator: Interest	$4,953,545	$-	$1,676,585	$-
Less: Allocation of net income (loss), as adjusted	(2,982,080)	(560,177)	(1,323,201)	(228,369)
Total	$(1,971,465)	$(560,177)	$353,384	$(228,369)
Basic and diluted net income (loss) per share of common stock	$0.21	$(0.16)	$0.03	$(0.07)

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

FUTURETECH II ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Note 3 - Summary of Significant Accounting Policies (Continued)

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined the United States is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of December 31, 2023 and 2022, no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

FUTURETECH II ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Note 6 - Related Party Transactions (Continued)

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

Promissory Note - Related Party

On August 19, 2021, the Sponsor issued an unsecured promissory note to the Company, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000 to be used for payment of costs related to the Initial Public Offering. The note is non-interest bearing and payable on the earlier of (i) March 31, 2022 or (ii) the consummation of the Initial Public Offering. The Sponsor has forgiven the Company’s obligation to repay any amounts under these promissory notes, and as a result, the Company is not required to repay the promissory note. As of and for the year ended December 31, 2023, $1,013,297 is included as capital contribution in the statements of changes in the stockholders’ deficit and $144,443 is presented as gain on forgiveness of debt in the statements of operations.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such loans may be converted upon consummation of a Business Combination into units at a price of $10.00 per unit. The Units will be identical to the Private Placement Units. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of December 31, 2023 and 2022, there were no amounts outstanding under the working capital loans, respectively.

Extension Loan - Related Party

If the Company anticipates that it may not be able to consummate a Business Combination by the end of the Combination Period, the Company may, by resolution of the Company’s board if requested by the Sponsor, extend the period of time to consummate a Business Combination up to six times, each by an additional one month (for a total of up to 24 months to complete a Business Combination), subject to the Sponsor depositing additional funds into the Trust Account as set out below. Pursuant to the terms of the Company’s amended and restated certificate of incorporation, as amended, and the trust agreement entered into between the Company and Continental Stock Transfer & Trust Company, in order for the time available for the Company to consummate the initial Business Combination to be extended, the Sponsor or its affiliates or designees, upon five business days’ advance notice prior to the applicable deadline, must deposit into the Trust Account the lesser of: (i) $125,000 and (ii) an aggregate amount equal to $0.04 multiplied by the number of public shares of the Company that are not redeemed for each such one-month extension unless the closing of the Company’s initial business combination shall have occurred, in exchange for a non-interest bearing, unsecured promissory note payable upon consummation of a business combination (the “Extension Loans”). If the Company completes its initial Business Combination, the Company will, at the option of the Sponsor, repay the Extension Loans out of the proceeds of the Trust Account released to the Company or convert a portion or all of the total loan amount into units at a price of $10.00 per unit, which units will be identical to the Private Placement Units. If the Company does not complete a Business Combination, the Company will repay such loans only from funds held outside of the Trust Account. Furthermore, the letter agreement among the Company and the Company’s officers, directors, and the Sponsor contains a provision pursuant to which the Sponsor will agree to waive its right to be repaid for such loans to the extent there is insufficient funds held outside of the Trust Account in the event that the Company does not complete a Business Combination. The Sponsor and its affiliates or designees are not obligated to fund the Trust Account to extend the time for the Company to complete the initial Business Combination. The public stockholders will not be afforded an opportunity to vote on the extension of time to consummate an initial Business Combination from 18 months to 24 months described above or redeem their shares in connection with such extensions. On February 17, 2023 the Company caused to be deposited $1,150,000 into the Company’s Trust Account for its public stockholders, representing $0.10 per public share, allowing the Company to extend the period of time it has to consummate its initial Business Combination by three months from February 18, 2023 to May 18, 2023. On May 17, 2023 the Company caused to be deposited $1,150,000 into the Company’s Trust Account for its public stockholders, representing $0.10 per public share, allowing the Company to extend the period of time it has to consummate its initial Business Combination by three months from May 18, 2023 to August 18, 2023. On August 18, 2023, the Company caused to be deposited $125,000 into the Company’s Trust Account, allowing the Company to extend the period of time it has to consummate its initial Business Combination from August 18, 2023 to September 18, 2023. On September 26, 2023, the Company caused to be deposited $125,000 into the Company’s Trust Account, allowing the Company to extend the period of time it has to consummate its initial Business Combination from September 18, 2023 to October 18, 2023. On October 18, 2023, the Company caused to be deposited $125,000 into the Company’s Trust Account, allowing the Company to extend the period of time it has to consummate its initial Business Combination from October 18, 2023 to November 18, 2023. On November 18, 2023, the Company caused to be deposited $125,000 into the Company’s Trust Account, allowing the Company to extend the period of time it has to consummate its initial Business Combination from November 18, 2023 to December 18, 2023. On December 18, 2023, the Company caused to be deposited $125,000 into the Company’s Trust Account, allowing the Company to extend the period of time it has to consummate its initial Business Combination from December 18, 2023 to January 18, 2023. As of December 31, 2023 and 2022, there was $2,925,000 and $0 outstanding under the Extension Loans, respectively.

Due from Sponsor

As of December 31, 2023 and 2022 the Company had paid a total of $1,179,141 and $0, respectively, in expenses that will be reimbursed by the Sponsor. This amount includes the amount overpaid to redeeming shareholders in August 2023.

FUTURETECH II ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Note 6 - Related Party Transactions (Continued)

Administrative Support Agreement

Commencing on the date the Units are first listed on Nasdaq, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support for up to 18 months. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the years ended December 31, 2023 and 2022 the Company recorded $120,000 and $100,000, respectively of administrative expenses. As of December 31, 2023 and 2022, there was $220,000 and $100,000 included in accounts payable and accrued expenses on the Company’s balance sheets, respectively.

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

FUTURETECH II ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Note 7 - Commitments and Contingencies (Continued)

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

Note 8 - Stockholders’ Equity (Deficit)

Preferred Shares - The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At December 31, 2023 and 2022, there were no preferred shares issued or outstanding.

Class A Common Stock - The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. At December 31, 2023 and 2022, there were 635,075 shares of Class A common stock issued and outstanding, which included 115,000 representative shares and excludes shares subject to possible redemption. As of December 31, 2023 and 2022, there were 5,556,350 shares and 11,500,000 shares subject to possible redemption, respectively, of Class A common stock that were classified as temporary equity in the accompanying balance sheets.

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

FUTURETECH II ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Note 8 - Stockholders’ Equity (Deficit) (Continued)

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

NOTE 9. FAIR VALUE MEASUREMENTS

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

FUTURETECH II ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Note 10 – Income Taxes

The Company’s deferred tax assets are as follows at December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Deferred tax asset
Start-up costs	$162,267	$98,101
Total deferred tax asset	162,267	98,101

Valuation Allowance	(162,267)	(98,101)

Deferred tax asset, net of allowance	$—	$—

The income tax provision (benefit) consists of the following for the year ended December 31,2023 and 2022:

	For the Year Ended	For the Year Ended
	December 31, 2023	December 31, 2022
Federal
Current	$979,344	$310,259
Deferred	162,267	98,101
State and Local:
Current	—	—
Deferred	—	—
Change in valuation allowance	(162,267)	(98,101)
Income tax provision	$979,344	$310,259

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

Note 11 – Subsequent Events

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

Date: December 20, 2024	FUTURETECH II ACQUISITION CORP.

	By:	/s/ Ray Chen
Ray Chen
Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Ray Chen	Chief Executive Officer, Chief Financial Officer and Director	December 20, 2024
Ray Chen	(Principal Executive, Financial and Accounting Officer)

/s/ Yuquan Wang	Director	December 20, 2024
Yuquan Wang

/s/ Neil Bush	Director	December 20, 2024
Neil Bush

/s/ Jonathan McKeage	Director	December 20, 2024
Jonathan McKeage

/s/ Jeffrey Moseley	Director	December 20, 2024
Jeffrey Moseley

28

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation, dated February 17, 2022 (2)
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, dated August 17, 2023 (3)
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, dated February 14, 2024 (4)
3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, dated November 18, 2024 (5)
3.5	Bylaws. (1)
4.1	Specimen Unit Certificate. (1)
4.2	Specimen Class A Common Stock Certificate. (1)
4.3	Specimen Warrant Certificate. (1)
4.4	Warrant Agreement, dated February 18, 2022, between the Company and Continental Stock Transfer & Trust Company. (2)
4.5	Description of Registered Securities.*
10.1	Letter Agreement, dated February 16, 2022, among the Company, its officers and directors and the Company’s sponsor, FutureTech Partners II LLC. (2)
10.2	Promissory Note, dated August 19, 2021, issued to the Company (1)
10.3	Investment Management Trust Agreement, dated February 18, 2022 between the Company and Continental Stock Transfer & Trust Company. (2)
10.4	Registration Rights Agreement, dated February 18, 2022, by and among the Company and certain securityholders. (2)
10.5	Administrative Support Agreement, dated February 18, 2022, by and between the Company and FutureTech Partners II LLC. (2)
10.6	Placement Unit Purchase Agreement, dated February 18, 2022, by and between the Company and the Sponsor. (2)
10.7	Form of Indemnity Agreement. (2)
10.8	Securities Subscription Agreement, dated October 8, 2021, by and between the Registrant and FutureTech Partners II LLC. (1)
10.9	Amendment to the Investment Management Trust Agreement, dated February 18, 2022 between the Company and Continental Stock Transfer & Trust Company. (3)
14.1	Code of Ethics (1)
21.1	List of Subsidiaries*
31.1	Certification of the Principal Executive Officer and Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Principal Executive Officer and Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**
97	FutureTech II Acquisition Corp. Clawback Policy
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema*
101.CAL	Inline XBRL Taxonomy Calculation Linkbase*
101.LAB	Inline XBRL Taxonomy Label Linkbase*
101.PRE	Inline XBRL Definition Linkbase Document*
101.DEF	Inline XBRL Definition Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)*

*	Filed herewith.

**	Furnished herewith.

(1)	Incorporated by reference to the Company’s Form S-1 (File No. 333-261886), filed with the SEC on December 23, 2021 and/or February 11, 2022.
(2)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on February 24, 2022.
(3)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on August 17, 2023.
(4)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on February 14, 2024.
(5)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on November 22, 2024.

29