Form 10-Q/A
period 2024-03-31
FutureTech II Acquisition Corp.
filed 2025-01-14
CIK 1889450

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarterly period ended March 31, 2024

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

EXPLANATORY NOTE

The purpose of this Amendment No.1 (this “Report”) to FutureTech II Acquisition Corp’s Quarterly Report on Form 10-Q for the period ended March 31, 2024 filed with the Securities Exchange Commission (the “SEC”) on May 16, 2024 (the “Original Filing”) is to correct accounting errors relating to the Due from Sponsor, Common Stock subject to possible redemption, the redemption price of the Common stock subject to possible redemption, accumulated deficit (capital contribution) and notes payable.

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

FUTURETECH II ACQUISITION CORP.

2

FUTURETECH II ACQUISITION CORP.

CONDENSED BALANCE SHEETs

	March 31,	December 31,
	2024	2023
	(unaudited) (restated)
ASSETS
Current Assets:
Cash	$413	$17,578
Prepaid expenses	22,500	64,043
Extension fee receivable	-	125,000
Due from Sponsor	1,540,984	1,179,141
Total Current Assets	1,563,897	1,385,762

Marketable Securities held in Trust Account	26,227,267	61,839,164

Total Assets	$27,791,164	$63,224,926

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$448,697	$295,137
Excise tax payable	1,005,209	642,389
Franchise tax payable	144,364	94,364
Income tax payable	967,185	1,087,603
Accrued offering costs	2,708	2,708
Note payable - Sponsor	3,150,000	2,925,000
Total Current Liabilities	5,718,163	5,047,201

Deferred underwriting commission	3,450,000	3,450,000

Total Liabilities	9,168,163	8,497,201

COMMITMENTS AND CONTINGENCIES (Note 7)

Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 2,319,435 and 5,556,350 shares subject to possible redemption issued and outstanding shares at redemption value of $11.18 and $11.02 per share as of March 31, 2024 and December 31, 2023 , respectively	25,922,167	61,226,803

Stockholders’ deficit:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value, 100,000,000 shares authorized, 635,075 issued and outstanding (excluding 2,319,435 and 5,556,350 shares subject to possible redemption and including 115,000 representative shares as of March 31, 2024 and December 31, 2023, respectively)	64	64
Class B common stock, $0.0001 par value, 10,000,000 shares authorized, 2,875,000 shares issued and outstanding	288	288
Additional paid-in capital	-	-
Accumulated deficit	(7,299,518)	(6,499,430)
Total Stockholders’ Deficit	(7,299,166)	(6,499,078)
Total Liabilities and Stockholders’ Deficit	$27,791,164	$63,224,926

The accompanying notes are an integral part of these unaudited condensed financial statements.

FUTURETECH II ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended
	March 31,
	2024	2023
EXPENSES
Administrative fee - related party	$30,000	$30,000
Franchise tax	50,000	50,000
General and administrative	230,934	141,125
TOTAL EXPENSES	310,934	221,125

OTHER INCOME
Interest earned on marketable securities held in Trust Account	536,343	1,288,498
TOTAL OTHER INCOME	536,343	1,288,498

Pre-tax income	225,409	1,067,373

Income tax	(95,832)	(260,084)

Net income	$129,577	$807,289

Weighted average number of shares of redeemable common stock outstanding, basic and diluted	3,920,107	11,500,000
Basic and diluted net income (loss) per share of redeemable common stock	$0.05	$0.08

Weighted average number of shares of non-redeemable common stock outstanding, basic and diluted	3,510,075	3,510,075
Basic and diluted net income (loss) per share of non-redeemable common stock	$(0.05)	$(0.03)

The accompanying notes are an integral part of these unaudited condensed financial statements.

FUTURETECH II ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(unaudited)

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amounts	Shares	Amounts	Capital	Deficit	Deficit
Balance December 31, 2022	635,075	$64	2,875,000	$288	-	$(3,229,704)	$(3,229,352)
Remeasurement adjustment	-	-	-	-	-	(2,128,414)	(2,128,414)
Net income	-	-	-	-	-	807,289	807,289
Balance March 31, 2023	635,075	$64	2,875,000	$288	-	$(4,550,829)	$(4,550,477)

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amounts	Shares	Amounts	Capital	Deficit	Deficit
Balance December 31, 2023	635,075	$64	2,875,000	$288	-	$(6,499,430)	$(6,499,078)
Excise tax payable						(362,820)	(362,820)
Accretion to redemption value	-	-	-	-	-	(615,511)	(615,511)
Capital contribution	-	-	-	-	-	48,666	48,666
Net income	-	-	-	-	-	129,577	129,577
Balance March 31, 2024 (restated)	635,075	$64	2,875,000	$288	-	$(7,299,518)	$(7,299,166)

The accompanying notes are an integral part of these unaudited condensed financial statements.

FUTURETECH II ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended	For the Three Months Ended
	March 31, 2024	March 31, 2023
	(restated)
Cash flows from Operating Activities:
Net income	$129,577	$807,289
Adjustments to reconcile net income to net cash used in operating activities:
Income earned on marketable securities held in the Trust Account	(536,343)	(1,288,498)
Changes in operating assets and liabilities:
Prepaid expenses	41,543	(116,015)
Franchise tax payable	50,000	50,000
Income tax payable	(120,418)	260,084
Other assets	-	77,654
Accounts payable and accrued expenses	153,559	96,987
Net cash used in operating activities	(282,082)	(112,499)

Cash flows from Investing Activities:
Investment of cash in Trust Account	(350,000)	(1,150,000)
Cash in transit to the trust	125,000	-
Cash withdrawn from Trust	36,498,240	-
Net cash provided by (used in) investing activities	36,273,240	(1,150,000)

Cash flows from Financing Activities:
Capital contribution from Sponsor	48,667	-
Cash paid for redemptions	(36,281,990)	-
Proceeds from Sponsor note	225,000	1,150,000
Net cash (used in) provided by financing activities	(36,008,323)	1,150,000

Net change in cash	(17,165)	(112,499)

Cash – Beginning of the period	17,578	262,756
Cash – End of the period	$413	$150,257

Supplemental disclosure of non-cash financing activities:

Initial Classification of Class A common stock subject to redemption	$-	$2,128,414
Accretion to redemption value	$615,511	$-
Excise tax on Class A common stock redemptions	$362,820	$642,389
Overpayment of redemption amount included in Due from Sponsor	$361,843	-

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

Following the closing of the Initial Public Offering on February 18, 2022, an amount of $117,300,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement Units was placed in a trust account (“Trust Account”) which may be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account to the Company’s stockholders, as described below. To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, following the 24-month anniversary of the effective date of the registration statement relating to the Company’s Initial Public Offering, the Company has instructed Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in an interest bearing bank demand deposit account until the earlier of consummation of a Business Combination or liquidation of the Company.

Transaction costs of the Initial Public Offering with the exercise of the overallotment option amounted to $5,688,352 consisting of $1,725,000 of cash underwriting fees, $3,450,000 of deferred underwriting fees and $513,352 of other costs.

Following the closing of the Initial Public Offering, $700,000 of cash was held outside of the Trust Account available for working capital purposes. As of March 31, 2024, the Company has available to it $413 of cash on its unaudited condensed balance sheet and a working capital deficit of $4,154,266. As of December 31, 2023, the Company has available to it $17,578 of cash on its condensed balance sheet and a working capital deficit of $3,661,439.

FUTURETECH II ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 – Description of Organization and Business Operations, Going Concern and Basis of Presentation (Continued)

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

The Company has until May 18, 2024 (or up to November 18, 2024, if extended) to consummate a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination by the end of the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes (less any applicable taxes and permitted expenses and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and its board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) above to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is the Company’s intention to redeem its Public Shares as soon as reasonably possible following the end of the Combination Period. As such, the Company’s stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of such stockholders may extend well beyond the third anniversary of such date.

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

FUTURETECH II ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 – Description of Organization and Business Operations, Going Concern and Basis of Presentation (Continued)

Liquidity and Management’s Plans

At March 31, 2024, the Company had cash of $413 and working capital deficit of $4,154,266.

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

Note 2 – Restatement of Previously Issued Financial Statements

In connection with the preparation of the unaudited condensed financial statements of the Company as of and for the three months ended March 31, 2024, the Company determined that there were errors for the accounting of Due from Sponsor, Common stock subject to possible redemption, accumulated deficit (capital contribution), notes payable and the redemption price of the Common Stock subject to possible redemption in the previously issued March 31, 2024 financial statements.

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

The following tables summarize the effect of the restatement on each financial statement line items as of the dates, and for the period, indicated:

March 31, 2024

	As Previously Reported	Adjustments	As Restated
Balance Sheet
Due from Sponsor	$731,912	$809,072	$1,540,984
Total Current Assets	$754,825	$809,072	$1,563,897
Total Assets	$26,982,092	$809,072	$27,791,164

Note Payable - Sponsor	$-	$3,150,000	$3,150,000
Total Current Liabilities	$2,568,163	$3,150,000	$5,718,163
Total Liabilities	$6,018,163	$3,150,000	$9,168,163
Class A Common Stock Subject to Possible Redemption	$24,865,718	$1,056,449	$25,922,167
Accumulated deficit	$(3,902,141)	$(3,397,377)	$(7,299,518)
Total Stockholder’s Equity	$(3,901,789)	$(3,397,377)	$(7,299,166)
Total Liabilities and Stockholder’s Equity	$26,982,092	$809,072	$27,791,164

Statement of Cash Flows

Capital Contribution from Sponsor	$273,667	$(225,000)	$48,667
Proceeds from Sponsor Note	$-	$225,000	$225,000

Redemption price	$10.72	$0.46	$11.18
Overpayment of redemption amount included in Due from Sponsor	$-	$361,843	$361,843

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

In the opinion of the Company’s management, the unaudited condensed financial statements as of March 31, 2024 and for the three months ended March 31, 2024 and 2023 include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the financial position of the Company as of March 31, 2024 and its results of operations and cash flows for the three months ended March 31, 2024 and 2023. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2024 or any future interim period.

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

Trust Account

Upon the closing of the Initial Public Offering and the Private Placement, $117,300,000 ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement Units was held in the Trust Account located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which will be invested only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described above. To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, following the 24-month anniversary of the effective date of the registration statement relating to the Company’s Initial Public Offering, the Company has instructed Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in an interest bearing bank demand deposit account until the earlier of consummation of a Business Combination or liquidation of the Company.

As of March 31, 2024 and December 31, 2023, the Company had $26,227,267 and $61,839,164, respectively, in marketable securities held in the Trust Account.

Note 3 - Summary of Significant Accounting Policies (Continued)

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2024 and December 31, 2023, the Class A common stock subject to possible redemption in the amount of $25,922,167 and $61,226,803, respectively, is presented as temporary equity, outside of the stockholders’ equity section of the Company’s unaudited condensed balance sheets. The decrease of $35,304,636 during the three months ended March 31, 2024 in the Class A common stock subject to possible redemption is due to a redemption of $36,281,990 offset by accretion to the redemption value of $615,511 and $361,843 in funds due from the Sponsor during the three months ended March 31, 2024.

As of March 31, 2024 and December 31, 2023, the shares of common stock reflected on the unaudited condensed balance sheets are reconciled in the following table.

Ending Balance as of December 31, 2022	$118,466,326
Redemption of Class A common stock	(64,238,888)
Remeasurement of carrying value to redemption value	6,552,136
Due from Sponsor	447,229
Ending Balance as of December 31, 2023	61,226,803
Redemption of Class A common stock	(36,281,990)
Remeasurement of carrying value to redemption value	615,511
Due from Sponsor	361,843
Ending Balance as of March 31, 2024	$25,922,167

Warrant Instruments

The Company accounts for the Public Warrants and the Private Placement Warrants issued in connection with the Initial Public Offering and the Private Placement in accordance with the guidance contained in FASB ASC 815, “Derivatives and Hedging”. Under ASC 815-40 the Public Warrants and the Private Placement Warrants meet the criteria for equity treatment and as such will be recorded in stockholders’ deficit. If the warrants no longer meet the criteria for equity treatment, they will be recorded as a liability and remeasured each period with changes recorded in the unaudited condensed statement of operations.

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

FUTURETECH II ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Note 3 - Summary of Significant Accounting Policies (Continued)

The following table reflects the calculation of basic and diluted net income (loss) per share (in dollars, except per share amounts):

	Three Months Ended		Three Months Ended
	March 31, 2024		March 31, 2023
	Redeemable	Non-redeemable	Redeemable	Non-redeemable
Basic and diluted net income (loss) per share of common stock Numerator: Interest	$536,343	$-	$1,288,498	$-
Less: Allocation of expenses	(214,607)	(192,159)	(368,679)	(112,530)
Less: Accretion of carrying value to redemption value	(139,166)	-	-	-
Total	182,570	(192,159)	919,819	(112,530)
Basic and diluted net income (loss) per share of common stock	$0.05	$(0.05)	$0.08	$(0.03)

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

Promissory Note - Related Party

On August 19, 2021, the Sponsor issued an unsecured promissory note to the Company, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000 to be used for payment of costs related to the Initial Public Offering. The note is non-interest bearing and payable on the earlier of (i) March 31, 2022 or (ii) the consummation of the Initial Public Offering. As of March 31, 2024 and December 31, 2023, there is no amount outstanding pursuant to the promissory note, respectively.

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

FUTURETECH II ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 6 - Related Party Transactions (Continued)

Extension Loan - Related Party

If the Company anticipates that it may not be able to consummate a Business Combination by the end of the Combination Period, the Company may, by resolution of the Company’s board if requested by the Sponsor, extend the period of time to consummate a Business Combination up to six times, each by an additional one month (for a total of up to 24 months to complete a Business Combination), subject to the Sponsor depositing additional funds into the Trust Account as set out below. Pursuant to the terms of the Company’s amended and restated certificate of incorporation, as amended, and the trust agreement entered into between the Company and Continental Stock Transfer & Trust Company, in order for the time available for the Company to consummate the initial Business Combination to be extended, the Sponsor or its affiliates or designees, upon five business days’ advance notice prior to the applicable deadline, must deposit into the Trust Account the lesser of: (i) $125,000 and (ii) an aggregate amount equal to $0.04 multiplied by the number of public shares of the Company that are not redeemed for each such one-month extension unless the closing of the Company’s initial business combination shall have occurred, in exchange for a non-interest bearing, unsecured promissory note payable upon consummation of a business combination (the “Extension Loans”). If the Company completes its initial Business Combination, the Company will, at the option of the Sponsor, repay the Extension Loans out of the proceeds of the Trust Account released to the Company or convert a portion or all of the total loan amount into units at a price of $10.00 per unit, which units will be identical to the Private Placement Units. If the Company does not complete a Business Combination, the Company will repay such loans only from funds held outside of the Trust Account. Furthermore, the letter agreement among the Company and the Company’s officers, directors, and the Sponsor contains a provision pursuant to which the Sponsor will agree to waive its right to be repaid for such loans to the extent there is insufficient funds held outside of the Trust Account in the event that the Company does not complete a Business Combination. The Sponsor and its affiliates or designees are not obligated to fund the Trust Account to extend the time for the Company to complete the initial Business Combination. The public stockholders will not be afforded an opportunity to vote on the extension of time to consummate an initial Business Combination from 18 months to 24 months described above or redeem their shares in connection with such extensions. On February 17, 2023 the Company caused to be deposited $1,150,000 into the Company’s Trust Account for its public stockholders, representing $0.10 per public share, allowing the Company to extend the period of time it has to consummate its initial Business Combination by three months from February 18, 2023 to May 18, 2023. On May 17, 2023 the Company caused to be deposited $1,150,000 into the Company’s Trust Account for its public stockholders, representing $0.10 per public share, allowing the Company to extend the period of time it has to consummate its initial Business Combination by three months from May 18, 2023 to August 18, 2023. On August 18, 2023, the Company caused to be deposited $125,000 into the Company’s Trust Account, allowing the Company to extend the period of time it has to consummate its initial Business Combination from August 18, 2023 to September 18, 2023. On September 26, 2023, the Company caused to be deposited $125,000 into the Company’s Trust Account, allowing the Company to extend the period of time it has to consummate its initial Business Combination from September 18, 2023 to October 18, 2023. On, October 18, 2023, the Company caused to be deposited $125,000 into the Company’s Trust Account, allowing the Company to extend the period of time it has to consummate its initial Business Combination from October 18, 2023 to November 18, 2023. On December 18, 2023, the Company caused to be deposited $125,000 into the Company’s Trust Account, allowing the Company to extend the period of time it has to consummate its initial Business Combination from December 18, 2023 to January 18, 2024. On January 18, 2024, the Company caused to be deposited $125,000 into the Company’s Trust Account, allowing the Company to extend the period of time it has to consummate its initial Business Combination from January 18, 2024 to February 18, 2024. On February 18, 2024, the Company caused to be deposited $50,000 into the Company’s Trust Account, allowing the Company to extend the period of time it has to consummate its initial Business Combination from February 18, 2024 to March 18, 2024. On March 18, 2024, the Company caused to be deposited $50,000 into the Company’s Trust Account, allowing the Company to extend the period of time it has to consummate its initial Business Combination from March 18, 2024 to April 18, 2024. On April 18, 2024, the Company caused to be deposited $50,000 into the Company’s Trust Account, allowing the Company to extend the period of time it has to consummate its initial Business Combination from April 18, 2024 to May 18, 2024. As of March 31, 2024 and December 31, 2023 and, there was $3,150,000 and $2,925,000 outstanding under the Extension Loans, respectively.

Due from Sponsor

As of March 31, 2024 and December 31, 2023 the Company had paid a total of $1,613,805 and $1,179,141, respectively, in expenses that will be reimbursed by the Sponsor. This amount includes the amount overpaid to redeeming shareholders in August 2023 and February 2024.

Administrative Support Agreement

Commencing on the date the Units are first listed on Nasdaq, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support for up to 18 months. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the three months ended March 31, 2024 and March 31, 2023 the Company recorded $30,000, respectively of administrative expenses. As of March 31, 2024 and December 31, 2023, there was $250,000 and $220,000 included in accounts payable and accrued expenses on the Company’s condensed balance sheets, respectively.

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

NOTE 9. - FAIR VALUE MEASUREMENTS

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

In connection with the votes to approve the Extension, the holders of 5,943,650 public shares of our Class A common stock properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.81 per share (the “First Redemption Payment”), for an aggregate redemption amount of approximately $64.2 million. It was later determined that the Company did not withdraw all of the interest from the Trust Account that it was allowed to withdraw to cover income and franchise taxes and, therefore, the First Redemption Payment should have been $10.73 per share. This meant that the First Extension Redeeming Stockholders were overpaid in the amount of approximately $0.08 per share (the “First Extension Overpayment Amount”). The First Extension Overpayment is reflected in this Form 10-Q as a receivable from the Sponsor as agreed by the Sponsor. This amount will be reduced as the Company receives the claw back payments from the First Extension Redeeming Stockholders.

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

As approved by its stockholders at the special meeting of stockholders (the “Second Special Meeting”) on February 14, 2024, we filed an amendment to the Charter with the Delaware Secretary of State on February 14, 2024 (the “Second Charter Amendment”), to extend the date by which we have to consummate a business combination for an additional nine months up to November 18, 2024 by electing to extend the date to consummate an initial business combination on a monthly basis for up to nine times by an additional one month each time after the Extended Termination Date, until November 18, 2024 or a total of up to nine months after the Extended Termination Date, or such earlier date as determined by the Board, unless the closing of our initial business combination shall have occurred, provided that the Sponsor (or its affiliates or permitted designees) will deposit into the Trust Account the lesser of: (i) $50,000 and (ii) an aggregate amount equal to $0.03 multiplied by the number of our public shares that are not redeemed for each such one-month extension unless the closing of our initial business combination shall have occurred, in exchange for a non-interest bearing, unsecured promissory note payable upon consummation of a business combination. The Second Charter Amendment was filed as Exhibit 3.1 to the Form 8-K filed by the Company on February 14, 2024.

 In connection with the votes to approve the Second Charter Amendment, the holders of 3,236,915 public shares of our Class A common stock properly exercised their right to redeem their shares for cash at a redemption price of approximately $11.21 per share (the “the Second Redemption Payment”), for an aggregate redemption amount of approximately $36 million. It was later determined that the Company did not withdraw all of the interest from the Trust Account that it was allowed to withdraw to cover income and franchise taxes and, therefore, the Second Redemption Payment should have been approximately $11.10 per share. This meant that the Second Extension Redeeming Stockholders were overpaid in the amount of approximately $361,843 (the “Second Extension Overpayment Amount”). As of the date of this filing, the Company is in the process of commencing a claw back process of the Second Extension Overpayment Amount, which is reflected in this Form 10-Q/A as a receivable from the Sponsor as agreed by the Sponsor. This amount will be reduced as the Company receives the claw back payments from the Second Extension Redeeming Stockholders.

As of March 31, 2024, there was $3,150,000 outstanding under the Extension Loans from the Sponsor.

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

For the three months ended March 31, 2024, cash used in operating activities was $282,082. The net income of $129,577 was affected by interest earned on investments held in the trust account of $536,343, and changes in operating assets and liabilities provided $124,684 of cash for operating activities.

For the three months ended March 31, 2023, cash used in operating activities was $112,499. The net income of $807,289 was affected by interest earned on investments held in the trust account of $1,288,498, and changes in operating assets and liabilities provided $368,710 of cash for operating activities.

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

For the three months ended March 31, 2024, cash used in financing activities was $36,008,323 due to $36,281,990 in cash paid for redemptions, partially offset by $48,667 in capital contributions from the Sponsor and $225,000 in proceeds from Sponsor note.

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

Critical Accounting Policies

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. As of March 31, 2024, the below were the Company’s critical accounting policies.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2024 and December 31, 2023, the Class A common stock subject to possible redemption in the amount of $25,922,167 and $61,226,803, respectively, is presented as temporary equity, outside of the stockholders’ equity section of the Company’s unaudited condensed balance sheets. The decrease of $35,304,636 during the three months ended March 31, 2024 in the Class A common stock subject to possible redemption is due to a redemption of $36,281,990 offset by accretion to the redemption value of $615,511 and $361,843 in funds due from the Sponsor during the three months ended March 31, 2024.

As of March 31, 2024 and December 31, 2023, the shares of common stock reflected on the condensed balance sheets are reconciled in the following table.

Ending Balance as of December 31, 2022	$118,466,326
Redemption of Class A common stock	(64,238,888)
Remeasurement of carrying value to redemption value	6,552,136
Due from Sponsor	447,229
Ending Balance as of December 31, 2023	61,226,803
Redemption of Class A common stock	(36,281,990)
Remeasurement of carrying value to redemption value	615,511
Due from Sponsor	361,843
Ending Balance as of March 31, 2024	$25,922,167

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

The following table reflects the calculation of basic and diluted net income (loss) per share (in dollars, except per share amounts):

	Three Months Ended		Three Months Ended
	March 31, 2024		March 31, 2023
	Redeemable	Non-redeemable	Redeemable	Non-redeemable
Basic and diluted net income (loss) per share of common stock Numerator: Interest	$536,343	$-	$1,288,498	$-
Less: Allocation of expenses	(214,607)	(192,159)	(368,679)	(112,530)
Less: Accretion of carrying value to redemption value	(139,166)	-	-	-
Total	182,570	(192,159)	919,819	(112,530)
Basic and diluted net income (loss) per share of common stock	$0.05	$(0.05)	$0.08	$(0.03)

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our unaudited condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2024, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2024, our disclosure controls and procedures were not effective.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for us. Under the supervision and with the participation of our Certifying Officers, our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2024 based on criteria specified in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, our management, including our chief executive officer and chief financial officer, concluded that, as of March 31, 2024, the internal control over financial reporting was not effective due to a material weakness related to the accounting of the Extension Loans in the form of non-interest-bearing promissory notes and related to the calculation of redemption price. Additionally, based on management’s assessment, we determined that there was a material weakness in our internal control over financial reporting as of March 31, 2024.

We have identified a material weakness in our internal control over financial reporting as of March 31,2024. If we are unable to develop and maintain an effective system internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation (1)
3.2	Bylaws (2)
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, dated February 14, 2024 (3)
3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, dated November 18, 2024 (4)
31.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

*	Filed herewith.
**	Furnished.

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

FUTURETECH II ACQUISITION CORP.

Date: January 14, 2025	By:	/s/ Ray Chen
	Name:	Ray Chen
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: January 14, 2025	By:	/s/ Ray Chen
	Name:	Ray Chen
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

