Form 10-Q/A
period 2024-06-30
FutureTech II Acquisition Corp.
filed 2025-01-21
CIK 1889450

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No.1)

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

EXPLANATORY NOTE

The purpose of this Amendment No.1 (this “Report”) to FutureTech II Acquisition Corp’s Quarterly Report on Form 10-Q for the period ended June 30, 2024 filed with the Securities Exchange Commission (the “SEC”) on August 14, 2024 (the “Original Filing”) is to correct accounting errors relating to the Due from Sponsor, Common Stock subject to possible redemption, the redemption price of the Common stock subject to possible redemption, accumulated deficit (capital contribution) and notes payable.

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
	(unaudited)
	(restated)
ASSETS
Current Assets:
Cash	$476	$17,578
Prepaid expenses	63,000	64,043
Extension fee receivable	-	125,000
Due from Sponsor	1,540,984	1,179,141
Total Current Assets	1,604,460	1,385,762

Marketable Securities held in Trust Account	26,660,351	61,839,164

Total Assets	$28,264,811	$63,224,926

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$414,761	$295,137
Excise tax payable	1,005,209	642,389
Franchise tax payable	194,364	94,364
Income tax payable	1,009,833	1,087,603
Accrued offering costs	2,708	2,708
Note payable - Sponsor	3,300,000	2,925,000
Total Current Liabilities	5,926,875	5,047,201

Deferred underwriting commission	3,450,000	3,450,000

Total Liabilities	9,376,875	8,497,201

COMMITMENTS AND CONTINGENCIES (Note 6)

Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 2,319,435 and 5,556,350 shares subject to possible redemption issued and outstanding shares at redemption value of $11.32 and $11.02 per share as of June 30, 2024 and December 31, 2023 , respectively	26,262,604	61,226,803

Stockholders’ deficit:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value, 100,000,000 shares authorized, 635,075 issued and outstanding (excluding 2,319,435 and 5,556,350 shares subject to possible redemption and including 115,000 representative shares as of June 30, 2024 and December 31, 2023, respectively)	64	64
Class B common stock, $0.0001 par value, 10,000,000 shares authorized, 2,875,000 shares issued and outstanding	288	288

Accumulated deficit	(7,375,020)	(6,499,430)
Total Stockholders’ Deficit	(7,374,668)	(6,499,078)
Total Liabilities and Stockholders’ Deficit	$28,264,811	$63,224,926

The accompanying notes are an integral part of these unaudited condensed financial statements.

FUTURETECH II ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
EXPENSES
Administrative fee - related party	$30,000	$30,000	$60,000	$60,000
Franchise tax	50,000	50,000	100,000	100,000
General and administrative	204,894	260,441	435,828	401,566
TOTAL EXPENSES	284,894	340,441	595,828	561,566

OTHER INCOME
Interest earned on marketable securities held in Trust Account	283,084	1,468,385	819,427	2,756,883
TOTAL OTHER INCOME	283,084	1,468,385	819,427	2,756,883

Pre-tax income (loss)	(1,810)	1,127,944	223,599	2,195,317

Income tax	(42,647)	(291,561)	(138,480)	(551,645)

Net income (loss)	$(44,457)	$836,383	$85,119	$1,643,672

Weighted average number of redeemable common stock outstanding, basic and diluted	2,319,435	11,500,000	3,101,986	11,500,000
Basic and diluted net income (loss) per share of redeemable common stock	$(0.21)	$0.09	$(0.06)	$0.17

Weighted average number of shares of non-redeemable common stock outstanding, basic and diluted	3,510,075	3,510,075	3,510,075	3,510,075
Basic and diluted net income (loss) per share of non-redeemable common stock	$(0.06)	$(0.04)	$(0.11)	$(0.07)

The accompanying notes are an integral part of these unaudited condensed financial statements.

FUTURETECH II ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(unaudited)

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amounts	Shares	Amounts	Capital	Deficit	Deficit
Balance - December 31, 2022	635,075	$64	2,875,000	$288	$-	$(3,229,704)	$(3,229,352)
Remeasurement adjustment	-	-	-	-	-	(2,128,414)	(2,128,414
Net income	-	-	-	-	-	807,289	807,289
Balance March 31, 2023	635,075	64	2,875,000	288	-	(4,550,829)	(4,550,477)
Remeasurement adjustment	-	-	-	-	-	(1,126,824)	(1,126,824)
Net income	-	-	-	-	-	836,383	836,383
Balance June 30, 2023	635,075	$64	2,875,000	$288	$-	$(4,841,270)	$(4,840,918)

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amounts	Shares	Amounts	Capital	Deficit	Deficit
Balance December 31, 2023	635,075	$64	2,875,000	$288	$-	$(6,499,430)	$(6,499,078)
Excise tax payable	-	-	-	-	-	(362,820)	(362,820)
Accretion to redemption value	-	-	-	-	-	(615,511)	(615,511)
Capital contribution	-	-	-	-	-	48,666	48,666
Net income	-	-	-	-	-	129,577	129,577
Balance March 31, 2024	635,075	64	2,875,000	288	-	(7,299,518)	(7,299,166)
Accretion to redemption value	-	-	-	-	-	(340,436)	(340,436)
Capital contribution	-	-	-	-	-	309,391	309,391
Net income	-	-	-	-	-	(44,457)	(44,457)
Balance June 30, 2024 (restated)	635,075	$64	2,875,000	$288	$-	$(7,375,020)	$(7,374,668)

The accompanying notes are an integral part of these unaudited condensed financial statements.

FUTURETECH II ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended
	June 30, 2024	June 30, 2023
	(restated)
Cash flows from Operating Activities:
Net income	$85,119	$1,643,672
Adjustments to reconcile net income to net cash used in operating activities:
Income earned on marketable securities held in the Trust Account	(819,427)	(2,756,883)
Changes in operating assets and liabilities:
Prepaid expenses	1,043	(41,153)
Franchise tax payable	100,000	(200,000)
Income tax payable	(77,770)	349,645
Other assets	-	77,654
Accounts payable and accrued expenses	119,625	174,066
Net cash used in operating activities	(591,410)	(752,999)

Cash flows from Investing Activities:
Investment of cash in Trust Account	(500,000)	(2,300,000)
Cash in transit to the trust	125,000	-
Cash withdrawn from Trust	36,498,240	507,636
Net cash provided by (used in) investing activities	36,123,240	(1,792,364)

Cash flows from Financing Activities:
Capital contribution from Sponsor	358,058	-
Cash paid for redemptions	(36,281,990)	-
Advance to Sponsor	-	(440,100)
Proceeds from issuance of debt – related party	375,000	2,771,485
Net cash (used in) provided by financing activities	(35,548,932)	2,331,385

Net change in cash	(17,102)	(213,978)

Cash – Beginning of the period	17,578	262,756
Cash – End of the period	$476	$48,778

Supplemental disclosure of non-cash financing activities:

Accretion to redemption value	$955,947	$3,255,238
Excise tax on Class A common stock redemptions	$362,820	$-
Overpayment of redemption amount included in Due from Sponsor	$361,843	$-

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

Following the closing of the Initial Public Offering, $700,000 of cash was held outside of the Trust Account available for working capital purposes. As of June 30, 2024, the Company has available to it $476 of cash on its unaudited condensed balance sheet and a working capital deficit of $4,322,415. As of December 31, 2023, the Company has available to it $17,578 of cash on its condensed balance sheet and a working capital deficit of $3,661,439.

Note 1 – Description of Organization and Business Operations. Going Concern and Basis of Presentation (Continued)

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

Note 1 – Description of Organization and Business Operations, Going Concern and Basis of Presentation (Continued)

Liquidity and Management’s Plans

At June 30, 2024, the Company had cash of $476 and working capital deficit of $4,322,415.

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

Note 2 – Restatement of Previously Issued Financial Statements

In connection with the preparation of the unaudited condensed financial statements of the Company as of and for the three and nine months ended September 30, 2024, the Company determined that there were errors for the accounting of Due from Sponsor, Common stock subject to possible redemption, accumulated deficit (capital contribution), notes payable and the redemption price of the Common Stock subject to possible redemption in the previously issued June 30, 2024 unaudited condensed financial statements.

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

The following tables summarize the effect of the restatement on each financial statement line items as of the dates, and for the period, indicated:

	June 30, 2024
	As Previously Reported	Adjustments	As Restated
Balance Sheet
Due from Sponsor	$731,912	$809,072	$1,540,984
Total Current Assets	$795,388	$809,072	$1,604,460
Total Assets	$27,455,739	$809,072	$28,264,811

Note Payable - Sponsor	$-	$3,300,000	$3,300,000
Total Current Liabilities	$2,626,875	$3,300,000	$5,926,875
Total Liabilities	$6,076,875	$3,300,000	$9,376,875
Class A Common Stock Subject to Possible Redemption	$25,206,155	$1,056,449	$26,262,604
Accumulated deficit	$(3,827,643)	$(3,547,377)	$(7,375,020)
Total Stockholder’s Equity	$(3,827,291)	$(3,547,377)	$(7,374,668)
Total Liabilities and Stockholder’s Equity	$27,455,739	$809,072	$28,264,811

Statement of Cash Flows

Capital Contribution from Sponsor	$733,058	$(375,000)	$358,058
Proceeds from Sponsor Note	$-	$375,000	$375,000

Redemption price	$10.87	$0.45	$11.32
Overpayment of redemption amount included in Due from Sponsor	$-	$361,843	$361,843

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

Note 3- Summary of Significant Accounting Policies (Continued)

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2024 and December 31, 2023, the Class A common stock subject to possible redemption in the amount of $26,262,604 and $61,226,803, respectively, is presented as temporary equity, outside of the stockholders’ equity section of the Company’s unaudited condensed balance sheets. The decrease of $34,964,199 during the six months ended June 30, 2024 in the Class A common stock subject to possible redemption is due to a redemption of $36,281,990 offset by accretion to the redemption value of $955,948 and amounts due from Sponsor of $361,843 during the six months ended June 30, 2024.

As of June 30, 2024 and December 31, 2023, the shares of common stock reflected on the unaudited condensed balance sheets are reconciled in the following table.

Ending Balance as of December 31, 2022	$118,466,326
Redemption of Class A common stock	(64,238,888)
Remeasurement of carrying value to redemption value	6,552,136
Due from Sponsor	447,229
Ending Balance as of December 31, 2023	61,226,803
Redemption of Class A common stock	(36,281,990)
Remeasurement of carrying value to redemption value	615,511
Due from Sponsor	361,843
Ending Balance as of March 31, 2024	25,922,167
Remeasurement of carrying value to redemption value	340,437
Ending Balance as of June 30, 2024	$26,262,604

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

Note 3 - Summary of Significant Accounting Policies (Continued)

The following table reflects the calculation of basic and diluted net income (loss) per share (in dollars, except per share amounts):

	Three Months Ended		Three Months Ended
	June 30, 2024		June 30, 2023
	Redeemable	Non-redeemable	Redeemable	Non-redeemable
Basic and diluted net income (loss) per share of common stock Numerator: Interest	$283,084	$-	$1,468,385	$-
Less: Allocation of expenses	(130,321)	(197,220)	(484,210)	(147,792)
Less: Accretion of carrying value to redemption value	(649,442)	-	-	-
Total	$(496,679)	$(197,220)	$984,175	$(147,792)
Basic and diluted net income (loss) per share of common stock	$(0.21)	$(0.06)	$0.09	$(0.04)

	Six Months Ended		Six Months Ended
	June 30, 2024		June 30, 2023
	Redeemable	Non-redeemable	Redeemable	Non-redeemable
Basic and diluted net income (loss) per share of common stock Numerator: Interest	$819,427	$-	$2,756,883	$-
Less: Allocation of expenses	(344,475)	(389,794)	(852,889)	(260,322)
Less: Accretion of carrying value to redemption value	(649,442)	-	-
Total	$(174,490)	$(389,794)	$1,903,994	$(260,322)
Basic and diluted net income (loss) per share of common stock	$(0.06)	$(0.11)	$0.17	$(0.07)

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

Promissory Note - Related Party

On August 19, 2021, the Sponsor issued an unsecured promissory note to the Company, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000 to be used for payment of costs related to the Initial Public Offering. The note is non-interest bearing and payable on the earlier of (i) March 31, 2022 or (ii) the consummation of the Initial Public Offering. As of June 30, 2024 and December 31, 2023, there is no amount outstanding pursuant to the promissory note, respectively.

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

Extension Loan - Related Party

If the Company anticipates that it may not be able to consummate a Business Combination by the end of the Combination Period, the Company may, by resolution of the Company’s board if requested by the Sponsor, extend the period of time to consummate a Business Combination up to six times, each by an additional one month (for a total of up to 24 months to complete a Business Combination), subject to the Sponsor depositing additional funds into the Trust Account as set out below. Pursuant to the terms of the Company’s amended and restated certificate of incorporation, as amended, and the trust agreement entered into between the Company and Continental Stock Transfer & Trust Company, in order for the time available for the Company to consummate the initial Business Combination to be extended, the Sponsor or its affiliates or designees, upon five business days’ advance notice prior to the applicable deadline, must deposit into the Trust Account the lesser of: (i) $125,000 and (ii) an aggregate amount equal to $0.04 multiplied by the number of public shares of the Company that are not redeemed for each such one-month extension unless the closing of the Company’s initial business combination shall have occurred, in exchange for a non-interest bearing, unsecured promissory note payable upon consummation of a business combination (the “Extension Loans”). If the Company completes its initial Business Combination, the Company will, at the option of the Sponsor, repay the Extension Loans out of the proceeds of the Trust Account released to the Company or convert a portion or all of the total loan amount into units at a price of $10.00 per unit, which units will be identical to the Private Placement Units. If the Company does not complete a Business Combination, the Company will repay such loans only from funds held outside of the Trust Account. Furthermore, the letter agreement among the Company and the Company’s officers, directors, and the Sponsor contains a provision pursuant to which the Sponsor will agree to waive its right to be repaid for such loans to the extent there is insufficient funds held outside of the Trust Account in the event that the Company does not complete a Business Combination. The Sponsor and its affiliates or designees are not obligated to fund the Trust Account to extend the time for the Company to complete the initial Business Combination. The public stockholders will not be afforded an opportunity to vote on the extension of time to consummate an initial Business Combination from 18 months to 24 months described above or redeem their shares in connection with such extensions. On February 17, 2023 the Company caused to be deposited $1,150,000 into the Company’s Trust Account for its public stockholders, representing $0.10 per public share, allowing the Company to extend the period of time it has to consummate its initial Business Combination by three months from February 18, 2023 to May 18, 2023. On May 17, 2023 the Company caused to be deposited $1,150,000 into the Company’s Trust Account for its public stockholders, representing $0.10 per public share, allowing the Company to extend the period of time it has to consummate its initial Business Combination by three months from May 18, 2023 to August 18, 2023. On August 18, 2023, the Company caused to be deposited $125,000 into the Company’s Trust Account, allowing the Company to extend the period of time it has to consummate its initial Business Combination from August 18, 2023 to September 18, 2023. On September 26, 2023, the Company caused to be deposited $125,000 into the Company’s Trust Account, allowing the Company to extend the period of time it has to consummate its initial Business Combination from September 18, 2023 to October 18, 2023. On, October 18, 2023, the Company caused to be deposited $125,000 into the Company’s Trust Account, allowing the Company to extend the period of time it has to consummate its initial Business Combination from October 18, 2023 to November 18, 2023. On December 18, 2023, the Company caused to be deposited $125,000 into the Company’s Trust Account, allowing the Company to extend the period of time it has to consummate its initial Business Combination from December 18, 2023 to January 18, 2024. On January 18, 2024, the Company caused to be deposited $125,000 into the Company’s Trust Account, allowing the Company to extend the period of time it has to consummate its initial Business Combination from January 18, 2024 to February 18, 2024. On February 18, 2024, the Company caused to be deposited $50,000 into the Company’s Trust Account, allowing the Company to extend the period of time it has to consummate its initial Business Combination from February 18, 2024 to March 18, 2024. On March 18, 2024, the Company caused to be deposited $50,000 into the Company’s Trust Account, allowing the Company to extend the period of time it has to consummate its initial Business Combination from March 18, 2024 to April 18, 2024. On April 18, 2024, the Company caused to be deposited $50,000 into the Company’s Trust Account, allowing the Company to extend the period of time it has to consummate its initial Business Combination from April 18, 2024 to May 18, 2024. On May 18, 2024, the Company caused to be deposited $50,000 into the Company’s Trust Account, allowing the Company to extend the period of time it has to consummate its initial Business Combination from May 18, 2024 to June 18, 2024. On June 18, 2024, the Company caused to be deposited $50,000 into the Company’s Trust Account, allowing the Company to extend the period of time it has to consummate its initial Business Combination from June 18, 2024 to July 18, 2024. On July 18, 2024, the Company caused to be deposited $50,000 into the Company’s Trust Account, allowing the Company to extend the period of time it has to consummate its initial Business Combination from July 18, 2024 to August 18, 2024. As of June 30, 2024 and December 31, 2023, there was $3,300,000 and $2,925,000 outstanding under the Extension Loans, respectively.

Due from Sponsor

As of June 30, 2024 and December 31, 2023 the Company had paid a total of $1,540,984 and $1,179,141, respectively, in expenses that will be reimbursed by the Sponsor. This amount includes the amount overpaid to redeeming shareholders in August 2023 and February 2024.

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

NOTE 9 - FAIR VALUE MEASUREMENTS

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

In connection with the votes to approve the Extension, the holders of 5,943,650 public shares of our Class A common stock properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.81 per share, for an aggregate redemption amount of approximately $64.2 million. It was later determined that the Company did not withdraw all of the interest from the Trust Account that it was allowed to withdraw to cover income and franchise taxes and, therefore, the First Redemption Payment should have been approximately $10.73 per share. This meant that the First Extension Redeeming Stockholders were overpaid in the amount of approximately $0.08 per share (the “First Extension Overpayment Amount”). The First Extension Overpayment is reflected in this Form 10-Q as a receivable from the Sponsor as agreed by the Sponsor. This amount will be reduced as the Company receives the claw back payments from the First Extension Redeeming Stockholders.

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

As approved by its stockholders at the Second Special Meeting, we filed an amendment to the Charter with the Delaware Secretary of State on February 14, 2024 (the “Second Charter Amendment”), to extend the date by which we have to consummate a business combination for an additional nine months up to November 18, 2024 by electing to extend the date to consummate an initial business combination on a monthly basis for up to nine times by an additional one month each time after the Extended Termination Date, until November 18, 2024 or a total of up to nine months after the Extended Termination Date, or such earlier date as determined by the Board, unless the closing of our initial business combination shall have occurred, provided that the Sponsor (or its affiliates or permitted designees) will deposit into the Trust Account the lesser of: (i) $50,000 and (ii) an aggregate amount equal to $0.03 multiplied by the number of our public shares that are not redeemed for each such one-month extension unless the closing of our initial business combination shall have occurred, in exchange for a non-interest bearing, unsecured promissory note payable upon consummation of a business combination. The Second Charter Amendment was filed as Exhibit 3.1 to the Form 8-K filed by the Company on February 14 , 2024

In connection with the votes to approve the Second Extension, the holders of 3,236,915 public shares of our Class A common stock properly exercised their right to redeem their shares for cash at a redemption price of approximately $11.21 per share, for an aggregate redemption amount of approximately $36 million (the “Second Redemption Payment”). It was later determined that the Company did not withdraw all of the interest from the Trust Account that it was allowed to withdraw to cover income and franchise taxes and, therefore, the Second Redemption Payment should have been approximately $11.10 per share. This meant that the Second Extension Redeeming Stockholders were overpaid in the amount of approximately $361,843 (the “Second Extension Overpayment Amount”). As of the date of this filing, the Company is in the process of commencing a claw back process of the Second Extension Overpayment Amount, which is reflected in this Form 10-Q/A as a receivable from the Sponsor as agreed by the Sponsor. This amount will be reduced as the Company receives the claw back payments from the Second Extension Redeeming Stockholders.

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

As of June 30, 2024, there was $3,300,000 outstanding under the Extension Loans from the Sponsor.

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

For the six months ended June 30, 2024, cash provided by financing activities was $35,548,932 due to $36,281,990 in cash paid for redemptions, partially offset by $358,058 in capital contributions from the Sponsor and proceeds from issuance of debt – related party of $375,000.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2024 and December 31, 2023, the Class A common stock subject to possible redemption in the amount of $26,262,604 and $61,226,803, respectively, is presented as temporary equity, outside of the stockholders’ equity section of the Company’s unaudited condensed balance sheets. The decrease of $34,964,199 during the six months ended June 30, 2024 in the Class A common stock subject to possible redemption is due to a redemption of $36,281,990 offset by accretion to the redemption value of $955,948 and amounts due from Sponsor of $361,843 during the six months ended June 30, 2024.

As of June 30, 2024 and December 31, 2023, the shares of common stock reflected on the unaudited condensed balance sheets are reconciled in the following table.

Ending Balance as of December 31, 2022	$118,466,326
Redemption of Class A common stock	(64,238,888)
Remeasurement of carrying value to redemption value	6,552,136
Due from Sponsor	447,229
Ending Balance as of December 31, 2023	61,226,803
Redemption of Class A common stock	(36,281,990)
Remeasurement of carrying value to redemption value	615,511
Due from Sponsor	361,843
Ending Balance as of March 31, 2024	25,922,167
Remeasurement of carrying value to redemption value	340,437
Ending Balance as of June 30, 2024	$26,262,604

Net Income (Loss) Per Share

Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. The Company applies the two-class method in calculating earnings per share. Earnings and losses are shared pro rata between the two classes of shares. As of June 30, 2024 and 2023, the calculation of diluted income (loss) per share of common stock does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering and (ii) sale of the Private Placement Units (the “Placement Warrants”) because the warrants are contingently exercisable, and the contingencies have not yet been met . As a result, diluted income (loss) per share is the same as basic earnings per share for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per share (in dollars, except per share amounts):

	Three Months Ended		Three Months Ended
	June 30, 2024		June 30, 2023
	Redeemable	Non-redeemable	Redeemable	Non-redeemable
Basic and diluted net income (loss) per share of common stock Numerator: Interest	$283,084	$-	$1,468,385	$-
Less: Allocation of expenses	(130,321)	(197,220)	(484,210)	(147,792)
Less: Accretion of carrying value to redemption value	(649,442)	-	-	-
Total	$(496,679)	$(197,220)	$984,175	$(147,792)
Basic and diluted net income (loss) per share of common stock	$(0.21)	$(0.06)	$0.09	$(0.04)

	Six Months Ended		Six Months Ended
	June 30, 2024		June 30, 2023
	Redeemable	Non-redeemable	Redeemable	Non-redeemable
Basic and diluted net income (loss) per share of common stock Numerator: Interest	$819,427	$-	$2,756,883	$-
Less: Allocation of expenses	(344,475)	(389,794)	(852,889)	(260,322)
Less: Accretion of carrying value to redemption value	(649,442)	-	-
Total	$(174,490)	$(389,794)	$1,903,994	$(260,322)
Basic and diluted net income (loss) per share of common stock	$(0.06)	$(0.11)	$0.17	$(0.07)

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms.Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure.

Our management evaluated, with the participation of our current CEO and CFO (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2024 pursuant toRule 13a-15€ under the Exchange Act. Based on such evaluation, our Certifying Officers concluded that, as of June 30, 2024, our disclosure controls and procedures were not effective.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for us. Under the supervision and with the participation of our Certifying Officers, our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2024 based on criteria specified in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, our management, including our chief executive officer and chief financial officer, concluded that, as of June 30, 2024, the internal control over financial reporting was not effective due to a material weakness related to the accounting of the Extension Loans in the form of non-interest-bearing promissory notes and related to the calculation of redemption price. Additionally, based on management’s assessment, we determined that there was a material weakness in our internal control over financial reporting as of June 30, 2024.

We have identified a material weakness in our internal control over financial reporting as of June 30, 2024. If we are unable to develop and maintain an effective system internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter of the fiscal year covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(1) Incorporated by reference to the Company’s Form 8-K, filed with the SEC on February 24, 2022.

(2) Incorporated by reference to the Company’s Form S-1/A (File No. 333-261886) filed with the SEC on February 11, 2022.

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

FUTURETECH II ACQUISITION CORP.

Date: January 21, 2025	By:	/s/ Ray Chen
	Name:	Ray Chen
	Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive, Financial and Accounting Officer)

