Form 10-Q
period 2024-09-30
FutureTech II Acquisition Corp.
filed 2025-01-28
CIK 1889450

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 15, 2024, there were 2,954,510 shares of the Company’s Class A Common Stock, $0.0001 par value per share, and 2,875,000 shares of the Company’s Class B Common Stock, $0.0001 par value per share, issued and outstanding.

FUTURETECH II ACQUISITION CORP.

2

FORWARD-LOOKING STATEMENTS

This report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.

Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future, including with respect to our recently announced proposed business combination with Longevity Biomedical, Inc. (“Longevity”). In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Quarterly Report on Form 10-Q may include, for example, statements about:

●	our ability to complete our initial business combination, including our recently announced proposed business combination with Longevity;

●	our ability to select an appropriate target business or businesses;

●	our ability to maintain listing on The Nasdaq Stock Market LLC (“Nasdaq”);

●	our expectations around the performance of the prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses;

●	our ability to consummate an initial business combination due to the ongoing conflicts in the Middle East since October 7, 2023, the ongoing military action with the country of Ukraine commenced by the Russian Federation and Belarus in February 2022, adverse changes in general economic industry and competitive conditions, or adverse changes in government regulation or prevailing market interest rates;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

●	the trust account not being subject to claims of third parties; or

●	our financial performance following our initial public offering.

The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors,” elsewhere in this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission (the “SEC”), including in our Current Report on Form 8-K filed on September 20, 2024 relating to our proposed business combination with Longevity. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

3

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FUTURETECH II ACQUISITION CORP.

CONDENSED BALANCE SHEETs

	September 30,	December 31,
	2024	2023
	(unaudited)
ASSETS
Current Assets:
Cash	$1,883	$17,578
Prepaid expenses	20,250	64,043
Extension fee receivable	-	125,000
Due from Sponsor	1,540,984	1,179,141
Total Current Assets	1,563,117	1,385,762

Interest Bearing Bank Demand Deposit held in Trust Account	26,932,536	61,839,164

Total Assets	$28,495,653	$63,224,926

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$611,188	$295,137
Excise tax payable	1,005,209	642,389
Franchise tax payable	78,914	94,364
Income tax payable	1,053,426	1,087,603
Accrued offering costs	2,708	2,708
Note payable - Sponsor	3,450,000	2,925,000
Total Current Liabilities	6,201,445	5,047,201

Deferred underwriting commission	3,450,000	3,450,000

Total Liabilities	9,651,445	8,497,201

COMMITMENTS AND CONTINGENCIES (Note 6)

Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 2,319,435 and 5,556,350 shares subject to possible redemption issued and outstanding shares at redemption value of $11.47 and $11.02 per share as of September 30, 2024 and December 31, 2023 , respectively	26,606,595	61,226,803

Stockholders’ deficit:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value, 100,000,000 shares authorized, 635,075 issued and outstanding (excluding 2,319,435 and 5,556,350 shares subject to possible redemption and including 115,000 representative shares as of September 30, 2024 and December 31, 2023, respectively)	64	64
Class B common stock, $0.0001 par value, 10,000,000 shares authorized, 2,875,000 shares issued and outstanding	288	288

Accumulated deficit	(7,762,739)	(6,499,430)
Total Stockholders’ Deficit	(7,762,387)	(6,499,078)
Total Liabilities and Stockholders’ Deficit	$28,495,653	$63,224,926

The accompanying notes are an integral part of these unaudited condensed financial statements.

FUTURETECH II ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
EXPENSES
Administrative fee - related party	$30,000	$30,000	$90,000	$90,000
Franchise tax	50,000	50,000	150,000	150,000
General and administrative	287,118	249,254	722,945	650,820
TOTAL EXPENSES	367,118	329,254	962,945	890,820

OTHER INCOME
Interest earned on Interest Bearing Bank Demand Deposit held in Trust Account	287,584	1,232,507	1,107,012	3,989,390
TOTAL OTHER INCOME	287,584	1,232,507	1,107,012	3,989,390

Pre-tax income (loss)	(79,534)	903,253	144,067	3,098,570

Income tax	(43,593)	(242,027)	(182,072)	(793,671)

Net income (loss)	$(123,127)	$661,226	$(38,005)	$2,304,899

Weighted average number of redeemable common stock outstanding, basic and diluted	2,319,435	8,657,385	2,851,045	10,542,049
Basic and diluted net income (loss) per share of redeemable common stock	$(0.23)	$0.10	$(0.02)	$0.26

Weighted average number of shares of non-redeemable common stock outstanding, basic and diluted	3,510,075	3,510,075	3,510,075	3,510,075
Basic and diluted net income (loss) per share of non-redeemable common stock	$(0.07)	$(0.05)	$(0.18)	$(0.12)

The accompanying notes are an integral part of these unaudited condensed financial statements.

FUTURETECH II ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(unaudited)

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amounts	Shares	Amounts	Capital	Deficit	Deficit
Balance - December 31, 2022	635,075	$64	2,875,000	$288	$-	$(3,229,704)	$(3,229,352)
Remeasurement adjustment	-	-	-	-	-	(2,128,414)	(2,128,414)
Net income	-	-	-	-	-	807,289	807,289
Balance March 31, 2023	635,075	64	2,875,000	288	-	(4,550,829)	(4,550,477)
Remeasurement adjustment	-	-	-	-	-	(1,126,824)	(1,126,824)
Net income	-	-	-	-	-	836,383	836,383
Balance June 30, 2023	635,075	64	2,875,000	288	-	(4,841,270)	(4,840,918)
Remeasurement adjustment	-	-	-	-	-	(2,090,482)	(2,090,482)
Capital contribution	-	-	-	-	-	8,733	8,733
Net income	-	-	-	-	-	661,226	661,226
Balance September 30, 2023	635,075	$64	2,875,000	$288	$-	$(6,261,793)	$(6,261,441)

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amounts	Shares	Amounts	Capital	Deficit	Deficit
Balance December 31, 2023	635,075	$64	2,875,000	$288	$-	$(6,499,430)	$(6,499,078)
Excise tax payable	-	-	-	-	-	(362,820)	(362,820)
Accretion to redemption value	-	-	-	-	-	(615,511)	(615,511)
Capital contribution	-	-	-	-	-	48,666	48,666
Net income	-	-	-	-	-	129,577	129,577
Balance March 31, 2024	635,075	64	2,875,000	288	-	(7,299,518)	(7,299,166)
Accretion to redemption value	-	-	-	-	-	(340,436)	(340,436)
Capital contribution	-	-	-	-	-	309,391	309,391
Net income	-	-	-	-	-	(44,457)	(44,457)
Balance June 30, 2024	635,075	64	2,875,000	288	-	(7,375,020)	(7,374,668)
Accretion to redemption value	-	-	-	-	-	(343,992)	(343,992)
Capital contribution	-	-	-	-	-	79,399	79,399
Net income	-	-	-	-	-	(123,127)	(123,127)
Balance September 30, 2024	635,075	$64	2,875,000	$288	$-	$(7,762,739)	$(7,762,387)

The accompanying notes are an integral part of these unaudited condensed financial statements.

FUTURETECH II ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended
	September 30, 2024	September 30, 2023

Cash flows from Operating Activities:
Net income (loss)	$(38,005)	$2,304,899
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Income earned on Interest Bearing Bank Demand Deposit Account held in the Trust Account	(1,107,012)	(3,989,390)
Changes in operating assets and liabilities:
Prepaid expenses	43,793	26,209
Franchise tax payable	(15,450)	(155,636)
Income tax payable	(34,177)	591,672
Other assets	-	77,654
Accounts payable and accrued expenses	316,048	178,313
Net cash used in operating activities	(834,803)	(966,279)

Cash flows from Investing Activities:
Investment of cash in Trust Account	(650,000)	(2,550,000)
Cash in transit to the trust	125,000	-
Cash withdrawn from Trust	36,663,640	64,746,521
Net cash provided by investing activities	36,138,640	62,196,521

Cash flows from Financing Activities:
Capital contribution from Sponsor	437,458	-
Cash paid for redemptions	(36,281,990)	(64,238,887)
Advance to Sponsor	-	(565,100)
Proceeds from issuance of debt – related party	525,000	3,316,485
Net cash used in financing activities	(35,319,532)	(61,487,502)

Net change in cash	(15,695)	(257,260)

Cash – Beginning of the period	17,578	262,756
Cash – End of the period	$1,883	$5,496

Supplemental disclosure of non-cash financing activities:

Accretion to redemption value	$1,299,939	$5,345,720
Excise tax on Class A common stock redemptions	$362,820	$-
Capital contribution from Sponsor	$-	$8,733
Due from Sponsor	$-	$447,229
Overpayment of redemption amount included in Due from Sponsor	$361,843	$-

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

As of September 30, 2024, the Company had not commenced any operations. All activity for the period from April 13, 2021 (inception) through September 30, 2024 relates to organizational activities, identifying a target company for a business combination, and activities in connection with the proposed Business Combination with Longevity. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Company’s initial public offering (the “Initial Public Offering”). The Company has selected December 31 as its fiscal year end.

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

Following the closing of the Initial Public Offering on February 18, 2022, an amount of $117,300,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement Units was placed in a trust account (“Trust Account”), To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act of 1940 (the “Investment Company Act”), on or before the 24-month anniversary of the effective date of the registration statement relating to the Company’s Initial Public Offering, the Company maintained the investment of funds held in the Trust Account in U.S. government securities within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in money market funds investing solely in United States government treasury obligations and meeting the conditions of paragraphs (d)(1), (d)(2), (d)(3) and (d)(4) of Rule 2a-7 under the Investment Company Act (or any successor rule). Following the 24-month anniversary of the effective date of the registration statement relating to the Company’s Initial Public Offering, the Company has instructed Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in an interest bearing bank demand deposit account until the earlier of consummation of our initial business combination or liquidation of the Company. The current yield on the funds held in the Trust Account as of October 1, 2024 is 3.72%. A portion of the interest earned on the funds held in the Trust Account may be released to us to pay our taxes, if any, and certain other expenses as permitted. Funds held in the Trust Account shall be maintained in the above-references manner until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account to the Company’s stockholders, as described below..

Transaction costs of the Initial Public Offering with the exercise of the overallotment option amounted to $5,688,352 consisting of $1,725,000 of cash underwriting fees, $3,450,000 of deferred underwriting fees and $513,352 of other costs.

Following the closing of the Initial Public Offering, $700,000 of cash was held outside of the Trust Account available for working capital purposes. As of September 30, 2024, the Company has available to it $1,883 of cash on its unaudited condensed balance sheet and a working capital deficit of $4,638,328. As of December 31, 2023, the Company has available to it $17,578 of cash on its condensed balance sheet and a working capital deficit of $3,661,439.

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

The Company has until August 18, 2025 to consummate a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination by the end of the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes (less any applicable taxes and permitted expenses and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and its board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) above to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, unless a Business Combination has been completed, it is the Company’s intention to redeem its Public Shares as soon as reasonably possible following the end of the Combination Period.

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

Note 1 – Description of Organization and Business Operations, Going Concern and Basis of Presentation (Continued)

Business Combination

On September 16, 2024, the Company, entered into an Agreement and Plan of Merger (the “Merger Agreement”), with Longevity Biomedical, Inc., a Delaware corporation (“Longevity”), LBI Merger Sub, Inc., a Delaware corporation and direct, wholly-owned subsidiary of the Company (“Merger Sub”), and Bradford A. Zakes, solely in the capacity as seller representative.

The Merger Agreement provides that the parties thereto will enter into a business combination transaction (the “Longevity Business Combination” and together with the other transactions contemplated by the Merger Agreement, the “Transactions”), pursuant to which, among other things, (i) Longevity will consummate Target Acquisitions (as defined therein) upon the terms and subject to conditions set forth therein and pursuant to the Target Acquisition Agreements (as defined therein), and (ii) immediately following the consummation of the Target Acquisitions, Longevity will merge with and into Merger Sub (the “Merger”) with Longevity as the surviving company of the Merger. Following the Merger, Longevity will be a wholly-owned subsidiary of the Company. At the closing of the Transactions (the “Closing”), the Company is expected to change its name to “Longevity Biomedical, Inc.” and the Company’s common stock is expected to list on the NASDAQ Stock Market under the ticker symbol “LBIO.”

The consummation of the proposed Longevity Business Combination is subject to certain conditions as further described in the Merger Agreement.

In connection with the execution of the Merger Agreement, the sole stockholder of Longevity (the “Voting Stockholder”) has entered into a Voting and Support Agreement (the “Longevity Support Agreement”), pursuant to which the Voting Stockholder has agreed to, among other things, (i) vote in favor of the Merger Agreement and the transactions contemplated thereby and (ii) be bound by certain other covenants and agreements related to the Transactions. The Voting Stockholder holds sufficient shares of Longevity to cause the approval of the Transactions on behalf of Longevity.

In connection with the execution of the Merger Agreement, the Company, Longevity and the Sponsor have entered into a Voting and Support Agreement (the “Sponsor Support Agreement”). The Sponsor Support Agreement provides that the Sponsor agrees (i) to vote in favor of the proposed transactions contemplated by the Merger Agreement, (ii) to appear at the purchaser special meeting for purposes of constituting a quorum, (iii) to vote against any proposals that would materially impede the proposed transactions contemplated by the Merger Agreement, (iv) to not redeem any shares of the Company’s Common Stock held by it that may be redeemed, and (v) to waive any adjustment to the conversion ratio set forth in the Company’s amended and restated certificate of incorporation (as amended from time to time, the “Charter”) with respect to shares of the Class B Common Stock of the Company held by the Sponsor, in each case, on the terms and subject to the conditions set forth in the Sponsor Support Agreement.

On September 20, 2024, the Company filed a Form 8-K with the SEC to report the Merger Agreement and other legal agreements relating to the Longevity Business Combination.

Liquidity and Management’s Plans

At September 30, 2024, the Company had cash of $1,883 and working capital deficit of $4,638,328.

At December 31, 2023, the Company had cash of $17,578 and working capital deficit of $3,661,439.

Based on the foregoing, unless the Company can raise additional capital, including continuing funding from the Sponsor, the management believes that the Company will not have sufficient working capital and borrowing capacity to meet its needs through the consummation of the Business Combination. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

In accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has evaluated that there are certain conditions and events, considered in the aggregate, that raise doubt about the Company’s ability to continue as a going concern through until August 18, 2025 , the date that the Company is required to cease all operations, except for the purpose of winding up, if a Business Combination is not consummated by such date. It is uncertain that the Company will be able to consummate an initial Business Combination by this time. If an initial Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The unaudited condensed financial statements do not include any adjustments that might result from the Company’s inability to continue as a going concern.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of the unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Separately, in October 2023, Israel and certain Iranian-backed Palestinian forces began an armed conflict in Israel, the Gaza Strip, and surrounding areas, which threatens to spread to other Middle Eastern countries including Lebanon and Iran. The impact of these conflicts and related sanctions on the world economy are not determinable as of the date of these unaudited condensed financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these unaudited condensed financial statements.

Note 1 – Description of Organization and Business Operations, Going Concern and Basis of Presentation (Continued)

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded domestic (i.e., U.S.) corporations and certain domestic subsidiaries of publicly traded foreign corporations. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. The IR Act applies only to repurchases that occur after December 31, 2022. Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any private investment in public equity (“PIPE”) or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

Additionally, shares of our Class A Common Stock and public warrants are listed on Nasdaq. Nasdaq IM-5101-2 requires that the Company, a special purpose acquisition company, complete one or more business combinations within 36 months of the effectiveness of its initial public offering registration statement, which, in the case of the Company, would be February 14, 2025. If the Company is unable to complete an initial business combination by February 14, 2025 and seeks to extend beyond such 36-month period, such extension would violate Nasdaq IM-5101-2. Effective on October 7, 2024, Nasdaq Rule 5815 was amended to provide for the immediate suspension and delisting upon issuance of a delisting determination letter to an issuer for failure to meet the requirements of Nasdaq IM5101-02. Accordingly, the Company will face immediate suspension and delisting of its securities once the Company receives a delisting determination letter from Nasdaq after the 36-month window ends on February 14, 2025. Pursuant to Nasdaq Rule 5815, as amended, Nasdaq may only reverse its delisting determination if it finds that it made a factual error in applying Nasdaq Rule 5815, as amended. If Nasdaq delists the Company’s securities from trading on its exchange and the Company is not able to list its securities on another national securities exchange, we expect the Company’s securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including our ability to consummate the Business Combination; reduced liquidity for our securities; a limited availability of market quotations for our securities; a determination that our shares of common stock are a “penny stock” which will require brokers trading in our shares of common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities; a decreased ability to issue additional securities or obtain additional financing in the future; a limited amount of news and analyst coverage; and becoming a less attractive merger partner for a target company or business. We also note that if Nasdaq delists the Company’s securities from trading on its exchange and the Company is not able to list its securities on another national securities exchange, it may affect the Company’s ability to consummate its planned Business Combination with Longevity.

In addition, the Company’s ability to consummate a transaction may be dependent on the ability to raise equity or debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of this action and related sanctions on the world economy and the specific impact on the Company’s financial position, results of operations and/or ability to consummate a Business Combination are not yet determinable. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows.

In the opinion of the Company’s management, the unaudited condensed financial statements as of September 30, 2024 and for the three and nine months ended September 30, 2024 and 2023 include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the financial position of the Company as of September 30, 2024 and its results of operations and cash flows for the three and nine months ended September 30, 2024 and 2023. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2024 or any future interim period.

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

Concentration of Credit Risk

Financial instruments that potentially subject to concentration of credit risk consist of cash and cash held in trust. Cash is comprised of cash balances with banks and bank deposits, which are insured by the Federal Deposit Insurance Company (“FDIC”), up to $250,000. The Company did not have cash exceed FDIC limits at September 30, 2024 and December 31, 2023. Cash held in trust is comprised of securities held by a financial institution, which are insured by the Securities Investor Protection Corporation (“SIPC”), comprised of $250,000 coverage for cash and $250,000 for securities. The Company had $26,682,536 and $61,589,164 of securities in excess of SIPC limits as of September 30, 2024 and December 31, 2023, respectively

Derivative

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value. As of September 30, 2024 and December 31, 2023, the Company had cash of $1,883 and $17,578, respectively. The Company had no cash equivalents as of September 30, 2024 and December 31, 2023.

Trust Account

Upon the closing of the Initial Public Offering and the Private Placement, $117,300,000 ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement Units was held in the Trust Account located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which will be invested only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described above. To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, following the 24-month anniversary of the effective date of the registration statement relating to the Company’s Initial Public Offering, the Company has instructed Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in an interest bearing bank demand deposit account until the earlier of consummation of an initial business combination or liquidation of the Company.

Note 2- Summary of Significant Accounting Policies (Continued)

As of September 30, 2024 and December 31, 2023, the Company had $26,932,536 and $61,839,164 in an interest bearing bank demand deposit account, respectively, held in the Trust Account.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2024 and December 31, 2023, the Class A common stock subject to possible redemption in the amount of $26,606,595 and $61,226,803, respectively, is presented as temporary equity, outside of the stockholders’ equity section of the Company’s unaudited condensed balance sheets. The decrease of $34,620,208 during the nine months ended September 30, 2024 in the Class A common stock subject to possible redemption is due to a redemption of $36,281,990 offset by accretion to the redemption value of $1,299,939 and amounts due from Sponsor of $361,843 during the nine months ended September 30, 2024.

As of September 30, 2024 and December 31, 2023, the shares of common stock reflected on the unaudited condensed balance sheets are reconciled in the following table.

Ending Balance as of December 31, 2022	$118,466,326
Redemption of Class A common stock	(64,238,888)
Remeasurement of carrying value to redemption value	6,552,136
Due from Sponsor	447,229
Ending Balance as of December 31, 2023	61,226,803
Redemption of Class A common stock	(36,281,990)
Remeasurement of carrying value to redemption value	615,511
Due from Sponsor	361,843
Ending Balance as of March 31, 2024	25,922,167
Remeasurement of carrying value to redemption value	340,437
Ending Balance as of June 30, 2024	26,262,604
Remeasurement of carrying value to redemption value	343,991
Ending Balance as of September 30, 2024	$26,606,595

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

Net Income (Loss) Per Share

Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. The Company applies the two-class method in calculating earnings per share. Earnings and losses are shared pro rata between the two classes of shares. The calculation of diluted income (loss) per share of common stock does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering and (ii) sale of the Private Placement Units, because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted income (loss)per share is the same as basic income (loss) per share for the periods presented.

Note 2 - Summary of Significant Accounting Policies (Continued)

The following table reflects the calculation of basic and diluted net income (loss) per share (in dollars, except per share amounts):

	Three Months Ended		Three Months Ended
	September 30, 2024		September 30, 2023
	Redeemable	Non-redeemable	Redeemable	Non-redeemable
Basic and diluted net income (loss) per share of common stock Numerator: Interest	$287,584	$-	$1,232,507	$-
Less: Allocation of expenses	(163,413)	(247,298)	(406,478)	(164,803)
Less: Accretion of carrying value to redemption value	(649,442)	-	-	-
Total	$(525,271)	$(247,298)	$826,029	$(164,803)
Basic and diluted net income (loss) per share of common stock	$(0.23)	$(0.07)	$0.10	$(0.05)

	Nine Months Ended		Nine Months Ended
	September 30, 2024		September 30, 2023
	Redeemable	Non-redeemable	Redeemable	Non-redeemable
Basic and diluted net income (loss) per share of common stock Numerator: Interest	$1,107,012	$-	$3,989,390	$-
Less: Allocation of expenses	(513,195)	(631,822)	(1,263,723)	(420,768)
Less: Accretion of carrying value to redemption value	(649,442)	-	-
Total	$(55,625)	$(631,822)	$2,725,667	$(420,768)
Basic and diluted net income (loss) per share of common stock	$(0.02)	$(0.18)	$0.26	$(0.12)

Fair Value of Financial Instruments

The fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

● Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets. This is the level that the Interest Bearing Bank Demand Deposit Account Held in Trust Account are considered (being $26,932,536 and $61,839,164 as of September 30, 2024 and December 31, 2023, respectively);

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined the United States is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of September 30, 2024 and December 31, 2023 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Nasdaq IM-5101-2 requires that the Company, a special purpose acquisition company, complete one or more business combinations within 36 months of the effectiveness of its initial public offering registration statement, which, in the case of the Company, would be February 14, 2025. If the Company is unable to complete an initial business combination by February 14, 2025 and seeks to extend beyond such 36-month period, such extension would violate Nasdaq IM-5101-2. Effective on October 7, 2024, Nasdaq Rule 5815 was amended to provide for the immediate suspension and delisting upon issuance of a delisting determination letter to an issuer for failure to meet the requirements of Nasdaq IM5101-02. Accordingly, the Company will face immediate suspension and delisting of its securities once the Company receives a delisting determination letter from Nasdaq after the 36-month window ends on February 14, 2025. Pursuant to Nasdaq Rule 5815, as amended, Nasdaq may only reverse its delisting determination if it finds that it made a factual error in applying Nasdaq Rule 5815, as amended.

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

Note 5 - Related Party Transactions

Class B Common Stock

On October 8, 2021, the Company issued an aggregate of 2,875,000 shares of Class B common stock to the Sponsor for an aggregate purchase price of $25,000 in cash, or approximately $0.009 per share. Such Class B common stock includes an aggregate of up to 375,000 shares that were subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Sponsor would collectively own 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the initial stockholders did not purchase any Public Shares in the Initial Public Offering and excluding the Private Placement Units and underlying securities).

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

On November 18, 2024, the Company held a special stockholder meeting (the “Third Extension Meeting”) following the notice provided by the Definitive Proxy filed on Schedule 14A on October 31, 2024 (as amended and supplemented, the “Proxy Statement”) with the SEC, and stockholders approved by requisite votes to amend the Charter to provide for the right of the holders of Class B common stock, par value $0.0001 per share, to convert such shares of Class B common stock into shares of Class A common stock, par value $0.0001 per share, on a one-to-one basis at the election of such holders (the “Founder Share Amendment Proposal”). Following approval of the Founder Share Amendment Proposal by the Stockholders, on November 21, 2024, the Company promptly adopted and filed the Charter Amendment with the Secretary of State of the State of Delaware, and all holders of Class B Common Stock elected to convert their shares of Class B Common Stock to shares of Class A Common Stock on a one-to-one basis. As of the date of this filing, there is no issued and outstanding shares of Class B Common Stock.

Promissory Note - Related Party

On August 19, 2021, the Sponsor issued an unsecured promissory note to the Company, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000 to be used for payment of costs related to the Initial Public Offering. The note is non-interest bearing and payable on the earlier of (i) March 31, 2022 or (ii) the consummation of the Initial Public Offering. As of September 30, 2024 and December 31, 2023, there is no amount outstanding pursuant to the promissory note, respectively.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such loans may be converted upon consummation of a Business Combination into units at a price of $10.00 per unit. The Units will be identical to the Private Placement Units. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of September 30, 2024 and December 31, 2023, the Company has no working capital loans outstanding.

Note 5 - Related Party Transactions ((Continued))

Extension Loan - Related Party

On August 17, 2023, the Company held a special meeting of stockholders, at which the Company’s stockholders approved an amendment (the “First Charter Amendment”) to the Company’s Charter, and amendment to the Investment Management Trust Agreement, giving the Company the right to extend the deadline of Combination Period from August 18, 2023 to February 18, 2024, provided that the Sponsor (or its affiliates or permitted designees) will deposit into Trust Account the lesser of: (i) $125,000 and (ii) an aggregate amount equal to $0.04 multiplied by the number of public shares of the Company that are not redeemed in connection with the stockholder vote to approve the First Charter Amendment for each such one-month extension unless the closing of the Company’s initial business combination shall have occurred, in exchange for a non-interest bearing, unsecured promissory note payable upon consummation of a business combination.

On February 14, 2024, the Company held a special meeting of stockholders (the “Second Extension Meeting”), at which the Company’s stockholders approved an amendment (the “Second Charter Amendment”) to the Company’s Charter, giving the Company the right to extend the deadline of Combination Period from February 18, 2024 to November 18, 2024, provided that the Sponsor (or its affiliates or permitted designees) will deposit into Trust Account the lesser of: (i) $50,000 and (ii) an aggregate amount equal to $0.03 multiplied by the number of public shares of the Company that are not redeemed in connection with the stockholder vote to approve the Second Charter Amendment for each such one-month extension unless the closing of the Company’s initial business combination shall have occurred, in exchange for a non-interest bearing, unsecured promissory note payable upon consummation of a business combination.

On November 18, 2024, the Company held the Third Extension Meeting (as defined above), at which the Company’s stockholders approved an amendment (the “Third Charter Amendment”) to the Company’s Charter, (i) giving the Company the right to extend the deadline of Combination Period from November 18, 2024 to August 18, 2025, provided that the Sponsor (or its affiliates or permitted designees) will deposit into Trust Account an aggregate amount equal to $0.05 multiplied by the number of public shares of the Company that are not redeemed in connection with the stockholder vote to approve the Third Charter Amendment, in exchange for a non-interest bearing, unsecured promissory note payable upon consummation of a business combination, and (ii) giving the holders of shares of Class B Common Stock the right to convert such shares of Class B Common Stock to shares of Class A Common Stock at any time before the consummation of a business combination or automatically convert to shares of Class A Common Stock at the closing of a business combination.

Each deposit by the Sponsor for the First Charter Amendment, the Second Charter Amendment, the Third Charter Amendment and any additional future extension amendments are collectively referred to as the “Extension Loans”.

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

On February 18, 2024, the Company caused to be deposited $50,000 into the Company’s Trust Account, allowing the Company to extend the period of time it has to consummate its initial Business Combination from February 18, 2024 to March 18, 2024. On March 18, 2024, the Company caused to be deposited $50,000 into the Company’s Trust Account, allowing the Company to extend the period of time it has to consummate its initial Business Combination from March 18, 2024 to April 18, 2024. On April 18, 2024, the Company caused to be deposited $50,000 into the Company’s Trust Account, allowing the Company to extend the period of time it has to consummate its initial Business Combination from April 18, 2024 to May 18, 2024. On May 18, 2024, the Company caused to be deposited $50,000 into the Company’s Trust Account, allowing the Company to extend the period of time it has to consummate its initial Business Combination from May 18, 2024 to June 18, 2024. On June 18, 2024, the Company caused to be deposited $50,000 into the Company’s Trust Account, allowing the Company to extend the period of time it has to consummate its initial Business Combination from June 18, 2024 to July 18, 2024. On July 18, 2024, the Company caused to be deposited $50,000 into the Company’s Trust Account, allowing the Company to extend the period of time it has to consummate its initial Business Combination from July 18, 2024 to August 18, 2024. On August 18, 2024, the Company caused to be deposited $50,000 into the Company’s Trust Account, allowing the Company to extend the period of time it has to consummate its initial Business Combination from August 18, 2024 to September 18, 2024. On September 18, 2024, the Company caused to be deposited $50,000 into the Company’s Trust Account, allowing the Company to extend the period of time it has to consummate its initial Business Combination from September 18, 2024 to October 18, 2024. On October 18, 2024, the Company caused to be deposited $50,000 into the Company’s Trust Account, allowing the Company to extend the period of time it has to consummate its initial Business Combination from October 18, 2024 to November 18, 2024.

On November 20, 2024, the Company caused to be deposited $37,744 into the Company’s Trust account, allowing the Company to extend the period of time it has to consummate its initial Business Combination from November18, 2024 to December 18, 2024. On December 18, 2024, the Company caused to be deposited $37,744 into the Company’s Trust account, allowing the Company to extend the period of time it has to consummate its initial Business Combination from December 18, 2024 to January 18, 2025. On January 18, 2025, the Company caused to be deposited $37,744 into the Company’s Trust account, allowing the Company to extend the period of time it has to consummate its initial Business Combination from January 18, 2025 to February 18, 2025.

As of September 30, 2024 and December 31, 2023, there was $3,300,000 and $2,925,000 outstanding under the Extension Loans, respectively.

As of January 27, 2025, there was approximately $3,400,000 outstanding under the Extension Loans from the Sponsor. Each Extension Loan was made in the form of non-interest-bearing promissory note. If the Company completes its initial Business Combination, the Company will convert all of the total loan amount into shares of Class A Common Stock pursuant to the Merger Agreement. If the Company does not complete a Business Combination, the Company will repay such loans only from funds held outside of the Trust Account. Furthermore, the letter agreement among the Company and the Company’s officers, directors, and the Sponsor contains a provision pursuant to which the Sponsor will agree to waive its right to be repaid for such loans to the extent there is insufficient funds held outside of the Trust Account in the event that the Company does not complete a Business Combination. The Sponsor and its affiliates or designees are not obligated to fund the Trust Account to extend the time for the Company to complete the initial Business Combination. The public stockholders will not be afforded an opportunity to vote on the month-to-month extension of time to consummate an initial Business Combination during the Combination Period.

Due from Sponsor

As of September 30, 2024 and December 31, 2023 the Company had paid a total of $1,540,984 and $1,179,141, respectively, in expenses that will be reimbursed by the Sponsor. This amount includes the amount overpaid to redeeming shareholders in August 2023 and February 2024.

Administrative Support Agreement

Commencing on the date the Units are first listed on Nasdaq, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support for up to 18 months. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the three and nine months ended September 30, 2024 the Company recorded $30,000 and $90,000, respectively of administrative expenses. As of September 30, 2024 and December 31, 2023, the Company had $310,000 and $220,000 in administrative expenses included in accounts payable and accrued expenses on the Company’s unaudited condensed balance sheets.

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

Note 7 - Stockholders’ Deficit

Preferred Shares - The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At September 30, 2024 and December 31, 2023, there were no preferred shares issued or outstanding.

Class A Common Stock - The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. At September 30, 2024 and December 31, 2023, there were 635,075 shares of Class A common stock issued and outstanding, which included 115,000 representative shares and excludes shares subject to possible redemption. As of September 30, 2024 and December 31, 2023, there were 2,319,435 shares and 5,556,350 shares subject to possible redemption, respectively, of Class A common stock that were classified as temporary equity in the accompanying unaudited condensed balance sheets.

Note 7 - Stockholders’ Deficit (Continued)

Class B Common Stock - The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each share. At September 30, 2024 and December 31, 2023, there were 2,875,000 shares of Class B common stock issued and outstanding.

At the Third Extension Meeting held on November 18, 2024, stockholders approved by requisite votes to amend the Charter to provide for the right of the holders of Class B common stock, par value $0.0001 per share, to convert such shares of Class B common stock into shares of Class A common stock, par value $0.0001 per share, on a one-to-one basis at the election of such holders (the “Founder Share Amendment Proposal”). Following approval of the Founder Share Amendment Proposal by the Stockholders, on November 21, 2024, the Company promptly adopted and filed the Charter Amendment with the Secretary of State of the State of Delaware, and all holders of Class B Common Stock elected to convert their shares of Class B Common Stock to shares of Class A Common Stock on a one-to-one basis (the “Converted Class A Common Stock”). As of the date of this filing, there is no issued and outstanding shares of Class B Common Stock.

The Converted Class A Common Stock remain as founders’ shares (the “Founders’ Shares) and is not subject to redemption and will be subject to transfer restrictions. Only holders of the Class B common stock and the Founders’ Shares will have the right to vote on the election of directors prior to the Business Combination. Holders of Class A common stock and holders of Class B common stock will vote together as a single class on all matters submitted to a vote of the Company’s stockholders except as otherwise required by law. In connection with the Company’s initial Business Combination, the Company may enter into a shareholders agreement or other arrangements with the shareholders of the target or other investors to provide for voting or other corporate governance arrangements that differ from those in effect upon completion of the Initial Public Offering.

The shares of Class B common stock will automatically convert into Class A common stock at the time of a Business Combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts issued in the Initial Public Offering and related to the closing of a Business Combination, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the then-outstanding shares of Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all shares of common stock outstanding upon the completion of Initial Public Offering plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with a Business Combination (net of the number of shares of Class A common stock redeemed in connection with a Business Combination), excluding any shares or equity-linked securities issued or issuable to any seller of an interest in the target to the Company in a Business Combination. With respect to the Converted Class A Common Stock, the Sponsor has waived its anti-dilution rights pursuant to the Merger Agreement.

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

NOTE 8 - Fair Value Measurements

The Company follows the guidance in ASC 820 for its financial assets that are re-measured and reported at fair value at each reporting period.

The following table presents information about the Company’s assets that are measured at fair value at September 30, 2024 and December 31, 2023, and indicates the Fair Value Hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description:	Level	September 30, 2024	December 31, 2023
Assets:
Interest Bearing Bank Demand Deposit held in trust account	1	$26,932,536	$61,839,164

Note 9 – Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date. Based upon this review the Company identified the following subsequent events, that would have required adjustment or disclosure in the unaudited condensed financial statements.

Extension of Combination Period

On November 18, 2024, the Company held the Third Extension Meeting at which the Company’s stockholders approved the Third Charter Amendment by requisite votes, (i) giving the Company the right to extend the deadline of Combination Period from November 18, 2024 to August 18, 2025, provided that the Sponsor (or its affiliates or permitted designees) will deposit into Trust Account an aggregate amount equal to $0.05 multiplied by the number of public shares of the Company that are not redeemed in connection with the stockholder vote to approve the Third Charter Amendment, in exchange for a non-interest bearing, unsecured promissory note payable upon consummation of a business combination, and (ii) giving the holders of shares of Class B Common Stock the right to convert such shares of Class B Common Stock to shares of Class A Common Stock at any time before the consummation of a business combination or automatically convert to shares of Class A Common Stock at the closing of a business combination. The Third Charter Amendment was filed as Exhibit 3.1 to the Form 8-K filed by the Company on November 22, 2024.

In connection with the Third Extension Meeting, holders of 1,564,549 shares of the Company’s publicly traded common stock (the “Third Extension Redeeming Shareholders”) properly exercised their right to redeem such shares and were tendered such shares for redemption.

Class B Common Stock

Immediately following the Third Extension Meeting and filing of the Third Charter Amendment with the Secretary of State of the State of Delaware, on November 22, 2024, the holders of shares of Class B Common Stock unanimously elected to convert all of their shares of Class B Common Stock to shares of Class A Common Stock on a one-to-one basis. As a result, all of 2,875,000 shares of Class B Common Stock issued and outstanding have been converted to 2,875,000 shares of Class A Common Stock (the “Converted Class A Common Stock”). Although for the purposes of Nasdaq listing standard, the Converted Class A Common Stock is considered as listed securities, the Converted Class A Common Stock shall remain as founders’ shares and is not subject to redemption and will be subject to transfer restrictions. As of the date of this filing, there is zero (0) issued and outstanding shares of Class B Common Stock of the Company.

Extension Loans

On October 18, 2024, the Company caused to be deposited $50,000 into the Company’s Trust Account, allowing the Company to extend the period of time it has to consummate its initial Business Combination from October 18, 2024 to November 18, 2024. On November 20, 2024, the Company caused to be deposited $37,744 into the Company’s Trust account, allowing the Company to extend the period of time it has to consummate its initial Business Combination from November18, 2024 to December 18, 2024. On December 18, 2024, the Company caused to be deposited $37,744 into the Company’s Trust account, allowing the Company to extend the period of time it has to consummate its initial Business Combination from December 18, 2024 to January 18, 2025. On January 18, 2025, the Company caused to be deposited $37,744 into the Company’s Trust account, allowing the Company to extend the period of time it has to consummate its initial Business Combination from January 18, 2025 to February 18, 2025.

Overpayment in Redemption of the First Extension Redeeming Stockholders and Second Extension Redeeming Shareholders

In connection with the First Extension Meeting, on August 22, 2023, a redemption payment was made by Continental Stock Transfer & Trust Company (“CST”), as trustee of the Trust Account, to the First Extension Redeeming Stockholders at a rate of approximately $10.81 per share (the “First Redemption Payment”). It was later determined that the Company did not withdraw all of the interest from the Trust Account that it was allowed to withdraw to cover income and franchise taxes and, therefore, the First Redemption Payment should have been approximately $10.74 per share. This meant that the First Extension Redeeming Stockholders were overpaid in the amount of approximately $0.07 per share (the “First Extension Overpayment Amount”).

In connection with the Second Extension Meeting, on February 22, 2024, a redemption payment was made by CST, as trustee of the Trust Account, to the Second Extension Redeeming Stockholders at a rate of approximately $11.21 per share (the “Second Redemption Payment”). It was later determined that the Company did not withdraw all of the interest from the Trust Account that it was allowed to withdraw to cover income and franchise taxes and, therefore, the Second Redemption Payment should have been approximately $11.10 per share. This meant that the Second Extension Redeeming Stockholders were overpaid in the amount of approximately $0.11 per share (the “Second Extension Overpayment Amount”).

The First Extension Redeeming Shareholders and the Second Extension Redeeming Stockholders are in the process of being notified of this situation and are being instructed to return the First Extension Overpayment Amount and the Second Extension Overpayment Amount to CST.

In light of the above, the Company amended and restated its prior financial statements during the Affected Period as disclosed in its Current Report on Form 8-K filed with the SEC on December 13, 2024. The aggregate amount of the First Extension Overpayment Amount and the Second Extension Overpayment Amount is reflected in the Company’s unaudited condensed financial statements in this Form 10-Q as Due from the Sponsor.

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

As approved by its stockholders at the First Extension Meeting, we filed an amendment to our Charter with the Delaware Secretary of State on August 17, 2023 (the “First Charter Amendment”), to extend the date by which we have to consummate a business combination for an additional six months, from August 18, 2023 (the “Termination Date”) to up to February 18, 2024, by electing to extend the date to consummate an initial business combination on a monthly basis for up to six times by an additional one month each time after the Termination Date, until February 18, 2024 or a total of up to six months after the Termination Date, or such earlier date as determined by the Board, unless the closing of our initial business combination shall have occurred (the “Extension,” and such later date, the “Extended Termination Date”), provided that the Sponsor (or its affiliates or permitted designees) will deposit into the Trust Account the lesser of: (i) $125,000 and (ii) an aggregate amount equal to $0.04 multiplied by the number of our public shares that are not redeemed for each such one-month extension unless the closing of our initial business combination shall have occurred, in exchange for a non-interest bearing, unsecured promissory note payable upon consummation of a business combination.

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

As approved by its stockholders at the Second Extension Meeting held on February 14, 2024, we filed an amendment to the Charter with the Delaware Secretary of State on February 14, 2024 (the “Second Charter Amendment”), to extend the date by which we have to consummate a business combination for an additional nine months up to November 18, 2024 by electing to extend the date to consummate an initial business combination on a monthly basis for up to nine times by an additional one month each time after the Extended Termination Date, until November 18, 2024 or a total of up to nine months after the Extended Termination Date, or such earlier date as determined by the Board, unless the closing of our initial business combination shall have occurred, provided that the Sponsor (or its affiliates or permitted designees) will deposit into the Trust Account the lesser of: (i) $50,000 and (ii) an aggregate amount equal to $0.03 multiplied by the number of our public shares that are not redeemed for each such one-month extension unless the closing of our initial business combination shall have occurred, in exchange for a non-interest bearing, unsecured promissory note payable upon consummation of a business combination. The Second Charter Amendment was filed as Exhibit 3.1 to the Form 8-K filed by the Company on February 14, 2024

In connection with the votes to approve the Second Charter Amendment, the holders of 3,236,915 public shares of our Class A common stock properly exercised their right to redeem their shares for cash at a redemption price of approximately $11.21 per share (the “the Second Redemption Payment”), for an aggregate redemption amount of approximately $36 million (the “Second Redemption Payment”). It was later determined that the Company did not withdraw all of the interest from the Trust Account that it was allowed to withdraw to cover income and franchise taxes and, therefore, the Second Redemption Payment should have been approximately $11.10 per share. This meant that the Second Extension Redeeming Stockholders were overpaid in the amount of approximately $361,843 (the “Second Extension Overpayment Amount”). As of the date of this filing, the Company is in the process of commencing a claw back process of the Second Extension Overpayment Amount, which is reflected in this Form 10-Q as a receivable from the Sponsor as agreed by the Sponsor. This amount will be reduced as the Company receives the claw back payments from the Second Extension Redeeming Stockholders.

On February 18, 2024, the Company caused to be deposited $50,000 into the Company’s Trust Account, allowing the Company to extend the period of time it has to consummate its initial Business Combination from February 18, 2024 to March 18, 2024. On March 18, 2024, the Company caused to be deposited $50,000 into the Company’s Trust Account, allowing the Company to extend the period of time it has to consummate its initial Business Combination from March 18, 2024 to April 18, 2024. On April 18, 2024, the Company caused to be deposited $50,000 into the Company’s Trust Account, allowing the Company to extend the period of time it has to consummate its initial Business Combination from April 18, 2024 to May 18, 2024. On May 18, 2024, the Company caused to be deposited $50,000 into the Company’s Trust Account, allowing the Company to extend the period of time it has to consummate its initial Business Combination from May 18, 2024 to June 18, 2024. On June 18, 2024, the Company caused to be deposited $50,000 into the Company’s Trust Account, allowing the Company to extend the period of time it has to consummate its initial Business Combination from June 18, 2024 to July 18, 2024.On July 18, 2024, the Company caused to be deposited $50,000 into the Company’s Trust Account, allowing the Company to extend the period of time it has to consummate its initial Business Combination from July 18, 2024 until August 18, 2024. On August 18, 2024, the Company caused to be deposited $50,000 into the Company’s Trust Account, allowing the Company to extend the period of time it has to consummate its initial Business Combination from August 18, 2024 to September 18, 2024. On September 18, 2024, the Company caused to be deposited $50,000 into the Company’s Trust Account, allowing the Company to extend the period of time it has to consummate its initial Business Combination from September 18, 2024 to October 18, 2024. On October 18, 2024, the Company caused to be deposited $50,000 into the Company’s Trust Account, allowing the Company to extend the period of time it has to consummate its initial Business Combination from October 18, 2024 to November 18, 2024.

As approved by its stockholders at the Third Extension Meeting held on November 18, 2024, we filed an amendment to the Charter with the Delaware Secretary of State on November 21, 2024 (the “Third Charter Amendment”), to extend the date by which we have to consummate a business combination for an additional nine months up to August 18, 2025 by electing to extend the date to consummate an initial business combination on a monthly basis for up to nine times by an additional one month each time until August 18, 2025 or a total of up to nine months, or such earlier date as determined by the Board, unless the closing of our initial business combination shall have occurred, provided that the Sponsor (or its affiliates or permitted designees) will deposit into the Trust Account an aggregate amount equal to $0.05 multiplied by the number of our public shares that are not redeemed for such extension unless the closing of our initial business combination shall have occurred, in exchange for a non-interest bearing, unsecured promissory note payable upon consummation of a business combination. The Third Charter Amendment was filed as Exhibit 3.1 to the Form 8-K filed by the Company on November 22, 2024.

In connection with the votes to approve the Third Charter Amendment, the holders of 1,564,549 public shares of our Class A common stock properly exercised their right to redeem their shares for cash at a redemption price of approximately $11.01 per share as disclosed in the Proxy Statement. The Company is working on calculating the actual redemption price for the Third Extension and intends to disclose it by filing a Current Report on Form 8-K as soon as it is available.

On November 20, 2024, the Company caused to be deposited $37,744 into the Company’s Trust account, allowing the Company to extend the period of time it has to consummate its initial Business Combination from November18, 2024 to December 18, 2024. On December 18, 2024, the Company caused to be deposited $37,744 into the Company’s Trust account, allowing the Company to extend the period of time it has to consummate its initial Business Combination from December 18, 2024 to January 18, 2025. On January 18, 2025, the Company caused to be deposited $37,744 into the Company’s Trust account, allowing the Company to extend the period of time it has to consummate its initial Business Combination from January 18, 2025 to February 18, 2025.

As of September 30, 2024, there was $3,300,000 outstanding under the Extension Loans from the Sponsor. As of the date hereof, there is approximately $3,400,000 outstanding under the Extension Loans from the Sponsor.

Recent Developments

Business Combination

On September 16, 2024, the Company, entered into a Merger Agreement”, by and among the Company, Longevity, LBI Merger Sub, Inc., and Bradford A. Zakes, solely in the capacity as seller representative.

Pursuant to the Merger Agreement, the parties thereto will enter into the Transactions, pursuant to which, among other things, immediately following the consummation of the acquisitions by Longevity of each of Cerevast Medical, Inc. and Aegeria Soft Tissue LLC, Longevity will merge with and into LBI Merger Sub, with Longevity as the surviving entity and becoming a wholly-owned subsidiary of the Company. At the closing of the Transactions (the “Closing”), the Company is expected to change its name to “Longevity Biomedical, Inc.” and the Company’s common stock is expected to list on the NASDAQ Capital Market under the ticker symbol “LBIO.”

For more information about the Merger Agreement and the proposed Longevity Business Combination, see our Current Report on Form 8-K filed with the SEC on September 20, 2024. Unless specifically stated, this Quarterly Report on Form 10-Q does not give effect to the proposed Transactions and does not contain the risks associated with the proposed transactions.

Extension of Combination Period

On November 18, 2024, the Company held the Third Extension Meeting at which the Company’s stockholders approved the Third Charter Amendment by requisite votes, (i) giving the Company the right to extend the deadline of Combination Period from November 18, 2024 to August 18, 2025, provided that the Sponsor (or its affiliates or permitted designees) will deposit into Trust Account an aggregate amount equal to $0.05 multiplied by the number of public shares of the Company that are not redeemed in connection with the stockholder vote to approve the Third Charter Amendment, in exchange for a non-interest bearing, unsecured promissory note payable upon consummation of a business combination, and (ii) giving the holders of shares of Class B Common Stock the right to convert such shares of Class B Common Stock to shares of Class A Common Stock at any time before the consummation of a business combination or automatically convert to shares of Class A Common Stock at the closing of a business combination (the “Founder Share Amendment”). The Third Charter Amendment was filed as Exhibit 3.1 to the Form 8-K filed by the Company on November 22, 2024.

Class B Common Stock

Immediately following the Third Extension Meeting and filing of the Third Charter Amendment with the Secretary of State of the State of Delaware, on November 22, 2024, the holders of shares of Class B Common Stock unanimously elected to convert all of their shares of Class B Common Stock to shares of Class A Common Stock on a one-to-one basis. As a result, all of 2,875,000 shares of Class B Common Stock issued and outstanding have been converted to 2,875,000 shares of Class A Common Stock (the “Converted Class A Common Stock”) effective November 21, 2024. Although for the purposes of Nasdaq listing standard, the Converted Class A Common Stock is considered as listed securities, the Converted Class A Common Stock shall remain as founders’ shares and is not subject to redemption. As of the date of this filing, there is zero (0) issued and outstanding shares of Class B Common Stock of the Company.

Nasdaq Notice

As previously disclosed, on April 23, 2024, the Company received a written notice (the “Notice”) from the Staff of Nasdaq Stock Market LLC (the “Nasdaq”) notifying the Company that, for the last 30 consecutive business days, the Company’s Market Value of Listed Securities (“MVLS”) was below the minimum of $50 million required for continued listing on The Nasdaq Global Market (the “Market Value Standard”) pursuant to Nasdaq Listing Rule 5450(b)(2)(A) (the “Rule”). The Staff also noted that the Company did not meet the requirements under Nasdaq Listing Rule 5450(b)(3)(A) (the “Total Assets/Total Revenue Standard”). An indicator will be displayed with quotation information related to the Company’s securities on NASDAQ.com and NASDAQTrader.com and may be displayed by other third-party providers of market data information, however, the Notice did not impact the listing of the Company’s securities on The Nasdaq Global Market at this time.

The Notice provided that, in accordance with Nasdaq Listing Rule 5810(c)(3)(C), the Company had a period of 180 calendar days from the date of the Notice, or until October 21, 2024 (the “Compliance Date”), to regain compliance with the Market Value Standard.

On October 23, 2024, the Company received a notice from the Staff (the “Staff’s Determination”) stating that the Company has not regained compliance with the Rule and the Company’s securities would be delisted from the Nasdaq Global Market unless the Company requested an appeal of Staff’s Determination by October 30, 2024 or applied to list its securities on The Nasdaq Capital Markets by October 30, 2024.

On October 29, 2024, the Company timely appealed the Staff’s Determination and requested for a hearing (the “Hearing”) to the Hearings Panel (the “Panel”). On October 30, 2024, the Company received a letter from Nasdaq stating that the delisting action has been stayed, pending a final written decision by the Panel, and that the date of the Hearing will be December 17, 2024. The letter also contained hearing instructions. On November 27, 2024, the Company timely submitted written materials setting forth grounds for additional time to regain compliance or alternatively grant the Company’s application to transfer its shares to list on the Nasdaq Capital Market. On November 27, 2024, the Company submitted an application to transfer from the Nasdaq Global Market to the Nasdaq Capital Market. On December 11, 2024, the Company received an approval letter from Nasdaq, informing that the Company’s transfer application has been approved and the Company’s securities will be transferred to the Nasdaq Capital Market at the opening of business on December 13, 2024.

In order to regain compliance with Nasdaq, the Company held the Third Extension Meeting on November 18, 2024 at which the stockholders approved the Founder Share Amendment, and all holders of shares of Class B Common Stock promptly elected to convert all 2,875,000 shares of Class B Common Stock to 2,875,000 shares of Class A Common Stock. As a result, as of December 3, 2024, the Company has approximately 5,305,595 shares of issued and outstanding listed securities.

As disclosed in a Form 12b-25 Notification of Late Filing filed with the SEC on November 15, 2024, the Company is delayed in filing its Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 (the “2024 Q3 10-Q”) with the SEC. Consequently, the Company received an expected deficiency notification letter from the Staff of Nasdaq dated November 27, 2024 (the “Third Notice”). The Third Notice indicated that the Company was not in compliance with Nasdaq Listing Rule 5250(c)(1) (the “Periodic Filing Rule”) as a result of its failure to timely file the 2024 Q3 10-Q. The Staff also noted that this serves as an additional basis for delisting the Company’s securities from Nasdaq and since the Company is already scheduled to appear before a Hearings Panel for its failure to comply with the Nasdaq Listing Rule 5420(a)(2), the Company has until December 4, 2024 to request a stay of suspension, pending a Hearings Panel decision. In addition, the Staff noted that based on the Company disclosure that 1,564,549 shares were tendered for redemption following the special meeting on November 18, 2024, the Company no longer complies with the minimum 1,100,000 publicly held shares requirement set forth in Listing Rule 5450(b)(2)(B) (the “Publicly Held Shares Rule”).

On December 4, 2024, the Company timely submitted a letter requesting a stay of suspension. On December 9, 2024, the Company submitted an updated information regarding the total number of listed securities and the total number of public shares and related information via Nasdaq Listing Center. The Hearing was held on December 17, 2024.

On January 15, 2024, the Company received a decision letter from the Panel stating that it grants the Company’s request for continued listing on Nasdaq, provided that the demonstrates compliance with the Periodic Filing Rule on or before January 31, 2025.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to September 30, 2024 were organizational activities, those necessary to prepare for the Initial Public Offering (“Initial Public Offering”), conducting the Initial Public Offering and identifying a target company for a business combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2024, we had net loss of $123,127, which consisted of investment income of $287,584, partially offset by expenses of $367,118 and tax expense of $43,593. Investment income was higher in 2023 compared to 2024 due to higher trust assets in 2023. Expenses were higher in 2024 compared to 2023 due to due diligence costs related to a potential business combination transaction.

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

For the nine months September 30, 2024, we had net loss of $38,005, which consisted of investment income of $1,107,012, partially offset by expenses of $962,945 and tax expense of $182,072. Investment income was higher in 2023 compared to 2022 due to the increase in interest rates. Expenses were higher in 2023 compared to 2022 due to due diligence costs related to a potential business combination transaction.

For the nine months September 30, 2023, we had net income of $2,304,899, which consisted of investment income of $3,989,390, partially offset by expenses of $890,821 and tax expense of $793,671. Investment income was higher in 2023 compared to 2022 due to the increase in interest rates. Expenses were higher in 2023 compared to 2022 due to due diligence costs related to a potential business combination transaction.

Liquidity and Capital Resources

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until August 18, 2025 to complete a Business Combination. It is uncertain that the Company will be able to consummate an initial Business Combination by this time. If an initial Business Combination is not consummated by this date and the Company has not exercised its option to extend the deadline, there will be a mandatory liquidation and subsequent dissolution of the Company. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the Company’s inability to continue as a going concern.

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value. The Company had $1,883 in cash and no cash equivalents as of September 30, 2024.

For the nine months ended September 30, 2024, cash used in operating activities was $834,803. The net loss of $38,005 was affected by interest earned on investments held in the trust account of $1,107,012, and changes in operating assets and liabilities provided $310,214 of cash for operating activities.

For the nine months ended September 30, 2023, cash used in operating activities was $966,279. The net income of $2,304,899 was affected by interest earned on investments held in the trust account of $3,989,390, and changes in operating assets and liabilities provided $718,212 of cash for operating activities.

For the nine months ended September 30, 2024, cash provided by investing activities was $36,138,640 due to cash withdrawn from the Trust Account of $36,663,640 and cash that was in transit to the Trust Account as of December 31, 2023, partially offset by cash deposited into the Trust Account of $650,000 and $125,000 cash in transit to the trust.

For the nine months ended September 30, 2023, cash provided by investing activities was $62,196,521 due to cash deposited into the Trust Account of $2,550,000 and cash withdrawn from the Trust Account of $64,746,521.

For the nine months ended September 30, 2024, cash provided by financing activities was $35,319,532 due to $36,281,990 in cash paid for redemptions, partially offset by $437,458 in capital contributions from the Sponsor and proceeds from issuance of debt – related party of $525,000.

For the nine months ended September 30, 2023, cash provided by financing activities was $61,487,502 due to cash paid for redemptions of $64,238,887, proceeds from issuance of debt of $3,316,485 and $565,100 cash advanced to the Sponsor.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. As of September 30, 2024, the below were the Company’s critical accounting policies.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2024 and December 31, 2023, the Class A common stock subject to possible redemption in the amount of $26,606,595 and $61,226,803, respectively, is presented as temporary equity, outside of the stockholders’ equity section of the Company’s unaudited condensed balance sheets. The decrease of $34,620,208 during the nine months ended September 30, 2024 in the Class A common stock subject to possible redemption is due to a redemption of $36,281,990 offset by accretion to the redemption value of $1,299,939 and amounts due from Sponsor of $361,843 during the nine months ended September 30, 2024.

As of September 30, 2024 and December 31, 2023, the shares of common stock reflected on the unaudited condensed balance sheets are reconciled in the following table.

Ending Balance as of December 31, 2022	$118,466,326
Redemption of Class A common stock	(64,238,888)
Remeasurement of carrying value to redemption value	6,552,136
Due from Sponsor	447,229
Ending Balance as of December 31, 2023	61,226,803
Redemption of Class A common stock	(36,281,990)
Remeasurement of carrying value to redemption value	615,511
Due from Sponsor	361,843
Ending Balance as of March 31, 2024	25,922,167
Remeasurement of carrying value to redemption value	340,437
Ending Balance as of June 30, 2024	26,262,604
Remeasurement of carrying value to redemption value	343,991
Ending Balance as of September 30, 2024	$26,606,595

Net Income (Loss) Per Share

Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. The Company applies the two-class method in calculating earnings per share. Earnings and losses are shared pro rata between the two classes of shares. As of September 30, 2024 and 2023, the calculation of diluted income (loss) per share of common stock does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering and (ii) sale of the Private Placement Units (the “Placement Warrants”) because the warrants are contingently exercisable, and the contingencies have not yet been met . As a result, diluted income (loss) per share is the same as basic income (loss) per share for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per share (in dollars, except per share amounts):

	Three Months Ended		Three Months Ended
	September 30, 2024		September 30, 2023
	Redeemable	Non-redeemable	Redeemable	Non-redeemable
Basic and diluted net income (loss) per share of common stock Numerator: Interest	$287,584	$-	$1,232,507	$-
Less: Allocation of expenses	(163,413)	(247,298)	(406,478)	(164,803)
Less: Accretion of carrying value to redemption value	(649,442)	-	-	-
Total	$(525,271)	$(247,298)	$826,029	$(164,803)
Basic and diluted net income (loss) per share of common stock	$(0.23)	$(0.07)	$0.10	$(0.05)

	Nine Months Ended		Nine Months Ended
	September 30, 2024		September 30, 2023
	Redeemable	Non-redeemable	Redeemable	Non-redeemable
Basic and diluted net income (loss) per share of common stock Numerator: Interest	$1,107,012	$-	$3,989,390	$-
Less: Allocation of expenses	(513,195)	(631,822)	(1,263,723)	(420,768)
Less: Accretion of carrying value to redemption value	(649,442)	-	-
Total	$(55,625)	$(631,822)	$2,725,667	$(420,768)
Basic and diluted net income (loss) per share of common stock	$(0.02)	$(0.18)	$0.26	$(0.12)

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

Our management evaluated, with the participation of our current CEO and CFO (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2024 pursuant to Rule 13a-15€ under the Exchange Act. Based on such evaluation, our Certifying Officers concluded that, as of September 30, 2024, our disclosure controls and procedures were not effective.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for us. Under the supervision and with the participation of our Certifying Officers, our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2024 based on criteria specified in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, our management, including our chief executive officer and chief financial officer, concluded that, as of September 30, 2024, the internal control over financial reporting was not effective due to a material weakness related to the accounting of the Extension Loans in the form of non-interest-bearing promissory notes and related to the calculation of redemption price. Additionally, based on management’s assessment, we determined that there was a material weakness in our internal control over financial reporting as of September 30, 2024.

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

FUTURETECH II ACQUISITION CORP.

Date: January 28, 2025	By:	/s/ Ray Chen
	Name:	Ray Chen
	Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive, Financial and Accounting Officer)

