Form 10-K
period 2024-12-31
FutureTech II Acquisition Corp.
filed 2025-04-09
CIK 1889450

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

*Registrant was suspended from trading on Nasdaq on February 26, 2025. Registrant received approval from FINRA on February 25, 2025 to begin trading over the counter with the symbols “FTII”, “FTIIU” and “FUIIW”.

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

As of June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock outstanding, other than securities held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price on June 30, 2024 for the Class A common stock, trading on such date, as reported on The Nasdaq Global Market, was $32,588,000.

As of April 8, 2025, there were approximately 4,289,961 shares of Class A Common Stock, $0.0001 par value per share, issued and outstanding, owned by eleven (11) holders of record, consisting of 779,886 redeemable public shares, 2,875,000 non-redeemable founder shares, 115,000 representative shares, and 520,075 Private Placement Shares; and zero (o) shares of Class B Common Stock, $0.0001 par value per share, issued and outstanding. Such numbers do not include DTC participants or beneficial owners holding shares through nominee names.

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

Summary of Risk Factors

As a smaller reporting company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934 (the “Exchange Act”), we are not required to provide the information required by this Item. Therefore, the information under this section may not be complete.

An investment in our securities involves a high degree of risk. The occurrence of one or more of the events or circumstances described in the section titled “Risk Factors,” alone or in combination with other events or circumstances, may materially adversely affect our business, financial condition and operating results. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Such risks include, but are not limited to:

●	Our public stockholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.

●	Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek stockholder approval of the initial business combination.

●	If we seek stockholder approval of our initial business combination, our initial stockholders have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

●	The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into an initial business combination with a target.

●	The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

●	If we seek stockholder approval of our initial business combination, our sponsor, directors, officers and their affiliates may elect to purchase shares or warrants from public stockholders, which may influence a vote on a proposed initial business combination and reduce the public “float” of our Class A common stock.

●	If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

●	We may not be able to list the securities of the post-merger company on any U.S. stock exchange or even if our listing application is approved, may not be able to maintain the listing.

●	You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares or warrants, potentially at a loss.

●	Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

●	Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.20 per share on our redemption of our public shares, or less than such amount in certain circumstances, and our warrants will expire worthless.

●	Past performance by members of our management team or their affiliates may not be indicative of future performance of an investment in us.

●	Our sponsor, FutureTech Partners II LLC (the “Sponsor”), was previously controlled by non-U.S. person and had substantial ties to non-U.S. persons in China. As much, we may not be able to complete an initial business combination with a U.S. target company since such initial business combination may be subject to U.S. foreign investment regulations and review by a U.S. government entity such as the Committee on Foreign Investment in the United States (CFIUS), and ultimately prohibited.

Item 1. Business

In this Report, references to the “Company” and to “we,” “us” and “our” refer to FutureTech II Acquisition Corp.

Formation.

We are a blank check company incorporated in Delaware on August 19, 2021. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this annual report as our initial business combination (the “Business Combination”).

Although there is no restriction or limitation on what industry or geographic region our target operates in, it is our intention to pursue prospective targets in the U.S. in the disruptive technology sector, for example, artificial intelligence, or AI, robotic process automation, or Robotics, biomedical life science, and any other related technology innovations market. We shall not undertake our initial business combination with any entity with its principal business operations in China (including Hong Kong and Macau). While we may pursue an acquisition opportunity in any business industry or sector, we intend to capitalize on our management team’s differentiated ability to source, acquire and manage a business in the technology industry.

Initial Public Offering.

The Company’s sponsor is FutureTech Partners II LLC, a Delaware limited liability company (the “Sponsor”). On February 18, 2022, we consummated our Initial Public Offering of 11,500,000 units (the “Units” and, with respect to the Class A common stock included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $115,000,000 (the “Initial Public Offering”), including proceeds from the full exercise of the underwriters’ option to purchase additional Units.

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

On October 8, 2021, the Company issued an aggregate of 2,875,000 shares of Class B common stock to the Sponsor for an aggregate purchase price of $25,000 in cash. Such Class B common stock includes an aggregate of up to 375,000 shares that were subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the Sponsor would collectively own at least 20% of the Company’s issued and outstanding shares after the Offering (assuming the initial stockholders did not purchase any Public Shares in the Offering and excluding the Placement Units and underlying securities). The underwriters exercised the over-allotment option in full so those shares are no longer subject to forfeiture. Certain officers and directors of the Company received from the Sponsor certain numbers of Class B common stock as previously disclosed in the Company’s reports with the SEC. On November 22, 2024, in connection with the Third Extension Meeting (as defined below), all holders of shares of Class B Common Stock elected to convert such shares of Class B Common Stock into shares of Class A Common Stock on a one-for-one basis. On February 4, 2025, FutureTech and these holders effected such conversion by delivering the required instructions to FutureTech’s transfer agent.

Deadline to Complete the Company’s Initial Business Combination

As approved by its stockholders at the Third Extension Meeting held on November 18, 2024, the deadline by which the Company must consummate an initial business combination is August 18, 2025. The Company held a Special Meeting of Stockholders and amended its Amended and Restated Certificate of Incorporation (as amended, the “Charter”) three (3) times and extended the deadline by which the Company must consummate an initial business combination, as fully described in the section below titled “Extension of Combination Period” under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Merger Agreement with Longevity Biomedical Inc.

On September 16, 2024, the Company, entered into an Agreement and Plan of Merger (the “Merger Agreement”), with Longevity Biomedical, Inc., a Delaware corporation (“Longevity”), LBI Merger Sub, Inc., a Delaware corporation and direct, wholly-owned subsidiary of the Company (“Merger Sub”), and Bradford A. Zakes, solely in the capacity as seller representative. Longevity is a biopharmaceutical company focused on the advancement of impactful new technologies and services across therapeutics, monitoring and digital health that address diseases associated with aging and were formed to pursue acquisitions of target companies in the medical technology and biomedical life sciences industries.

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

In connection with the execution of the Merger Agreement, the Company, the Sponsor has entered into a Voting and Support Agreement (the “Sponsor Support Agreement”). The Sponsor Support Agreement provides that the Sponsor agrees (i) to vote in favor of the proposed transactions contemplated by the Merger Agreement, (ii) to appear at the purchaser special meeting for purposes of constituting a quorum, (iii) to vote against any proposals that would materially impede the proposed transactions contemplated by the Merger Agreement, (iv) to not redeem any shares of the Company’s Common Stock held by it that may be redeemed, and (v) to waive any adjustment to the conversion ratio set forth in the Company’s amended and restated certificate of incorporation (as amended from time to time, the “Charter”) with respect to shares of the Class B Common Stock of the Company held by the Sponsor, in each case, on the terms and subject to the conditions set forth in the Sponsor Support Agreement.

For more information about the Merger Agreement and the Longevity Business Combination, see our Current Report on Form 8-K filed with the SEC on September 20, 2024 and our initial Form S-4 filed with the SEC on February 14, 2025 (collectively, the “Longevity Disclosure Statements”). Unless specifically stated, this Annual Report on Form 10-K does not give effect to the Transactions and does not contain redemption rights and procedures related to the proposed Transactions and the risks associated with the proposed Transactions. Such risks and effects relating to the Transactions are included in the Longevity Disclosure Statements.

Form S-4

On February 14, 2025, the Company filed with the SEC an initial Form S-4 (Registration/Proxy Statement) regarding the Longevity Business Combination. The Company’s S-4 can be accessed on the EDGAR section of the SEC’s website at www.sec.gov.

Our Management

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

Our Business Strategy and Acquisition Criteria

We focused our search for an initial business combination on private companies that have either positive operating cash flow or compelling technology or concept combined with a clear path to positive operating cash flow, tangible or intangible assets with significant barriers to entry, and experienced incentivized management teams. We believed that biomedical life science, artificial intelligence (“AI”) and robotics sectors are evolving quickly and will experience substantial growth in the coming years. Our selection process allowed us to leverage a unique set of relationships with proven deal-sourcing capabilities to provide us with a strong pipeline of potential targets. We expect to distinguish ourselves with our ability to:

The focus of our management team to create stockholder value has been by leveraging its experience to improve the efficiency of the business, while implementing strategies to grow revenue and profits organically and/or through acquisitions. Consistent with our strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. While we intend to use these criteria and guidelines in evaluating prospective businesses, we may decide to enter into our initial business combination with a target business that does not meet these criteria and guidelines.

●	Market trend and focus

We will continue to focus on hardware technology companies that have large market potentials, mainly in areas of biomedical life science, AI and Robotics. Based on the factors discussed elsewhere in this report, robots are becoming the underlying operating system of our society. Integrated with AI, robots can perform complex tasks that require rich human experience.

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

In addition to any potential business candidates, we may identify on our own, we anticipate that other target business candidates will be brought to our attention from various unaffiliated sources, including investment market participants, private equity funds and large business enterprises.

Our Acquisition Process

In evaluating potential business combinations, we have conducted a comprehensive due diligence review to determine the target’s quality and its intrinsic value. That due diligence review included, among other things, financial statement analysis, detailed document reviews, technology diligence, multiple meetings with management, consultations with relevant industry and academic experts, competitors, customers and suppliers, as well as a review of additional information that we sought to obtain as part of our analysis of a target company.

We are not prohibited from pursuing an initial business combination with a business that is affiliated with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a business that is affiliated with (or has certain pre-existing relationship with) our sponsor, officers or directors, we, or a committee of independent directors, will obtain an opinion from either an independent investment banking firm that is a member of the Financial Industry Regulatory Authority (“FINRA”) or an independent accounting firm that our initial business combination is fair to our company from a financial point of view. Furthermore, in the event that we seek such a business combination, we expect that the independent members of our board of directors would be involved in the process for considering and approving the transaction.

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

With respect to the Merger Agreement with Longevity, the Company’s board of directors conducted a conflict of interest screening on its officers and directors and excluded any director who has any existing relationship with Longevity from any board meetings, discussions and decision making with respect to term sheet, due diligence, the Merger Agreement and the Transactions compensated therein, as fully described in the initial Form S-4 filed with the SEC on February 14, 2025.

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

Moreover, because our management team has significant experience in identifying and executing multiple acquisition opportunities simultaneously and we are not limited by industry or geography in terms of the acquisition opportunities we can pursue, except with respect to our prohibition from seeking target acquisitions in China, Macau, and Hong Kong. In addition, our founder, sponsor, officers, and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence.

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

We will have until August 18, 2025 (assuming the remaining extension payment is made by the Sponsor in accordance with the past Charter amendment) to consummate an initial business combination. We anticipate structuring our initial business combination so that the post-transaction company in which our public stockholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business for the post-acquisition company to meet certain objectives of the target management team or stockholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires an interest in the target or assets sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act of 1940, as amended.

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

Our Charter provides that, prior to the consummation of our initial business combination, we will be prohibited from issuing additional securities that would entitle the holders thereof to (i) receive funds from the trust account; or (ii) vote as a class with our public shares: (a) on any initial business combination, or (b) to approve an amendment to our Charter to: (x) extend the time we have to consummate a business combination, or (y) amend the foregoing provisions, unless (in connection with any such amendment to our Charter) we offer our public stockholders the opportunity to redeem their public shares

Employees

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

Corporate Information

Our executive offices are located at 128 Gail Drive, New Rochelle, New York 10805, and our telephone number is (914) 316-4805.

Item 1A. Risk Factors

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this Item. Therefore, the information under this section may not be complete. We are an emerging growth company and, as such, we are subject to all of the risks associated with emerging growth companies.

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

FutureTech Partners II LLC (the “Sponsor”) was previously controlled by a non-U.S. person and had substantial ties with non-U.S. persons in China. Currently, our Sponsor is controlled by a U.S. person and we do not believe that either we or the Sponsor constitute a “foreign person” under CFIUS rules and regulations. Our Sponsor owns approximately 69.1% of our outstanding shares. In addition, our PIPE Investor (defined below) is not a U.S. person; however, the PIPE Investor will not own more than 5% of the post-closing company after the Closing of the Merger with Longevity and the PIPE Investor shall not have governance or decision-making right. Certain companies requiring federal-issued licenses in the United States, such as broadcasters and airlines, may be subject to rules or regulations that limit foreign ownership. In addition, CFIUS is an interagency committee authorized to review certain transactions involving foreign investment in the United States by foreign persons in order to determine the effect of such transactions on the national security of the United States. Therefore, because we may be considered a “foreign person” under such rules and regulations, we could be subject to foreign ownership restrictions and/or CFIUS review if our proposed business combination is between us and a U.S. target company engaged in a regulated industry or which may affect national security. The scope of CFIUS was expanded by the Foreign Investment Risk Review Modernization Act of 2018 (“FIRRMA”) to include certain non-passive, non-controlling investments in sensitive U.S. businesses and certain acquisitions of real estate even with no underlying U.S. business. FIRRMA, and subsequent implementing regulations that are now in force, also subject certain categories of investments to mandatory filings. Therefore, if our potential initial business combination with a U.S. target company falls within the scope of foreign ownership restrictions, we may be unable to consummate a business combination with such target company. In addition, if our potential business combination falls within CFIUS’s jurisdiction, we may be required to make a mandatory filing or determine to submit a voluntary notice to CFIUS, or to proceed with the initial business combination without notifying CFIUS and risk CFIUS intervention, before or after closing the initial business combination. CFIUS may decide to block or delay our initial business combination, impose conditions to mitigate national security concerns with respect to such initial business combination or order us to divest all or a portion of a U.S. business of the combined company if we had proceeded without first obtaining CFIUS clearance. The foreign ownership limitations, and the potential impact of CFIUS, may limit the attractiveness of a transaction with us or prevent us from pursuing certain initial business combination opportunities that we believe would otherwise be beneficial to us and our stockholders. As a result, the pool of potential targets with which we could complete an initial business combination may be limited and we may be adversely affected in terms of competing with other special purpose acquisition companies which do not have similar foreign ownership issues.

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

Company’s Combination Period ending on August 18, 2025 contravened Nasdaq rules and, as a result, Nasdaq suspended trading Company’s securities or delisted Company’s securities from Nasdaq on February 26, 2025. The Company expects that Nasdaq will file a Form 25-NSE with the SEC to delist its securities, and the Company’s securities will be quoted on the over-the-counter market. The Company’s common stock would be deemed a “penny” stock and the Company may become subject to the requirements of Rule 419. This may adversely affect the liquidity and trading of our securities and may impact our ability to complete a business combination.

Nasdaq IM-5101-2 requires that Company, a special purpose acquisition company, complete one or more business combinations within 36 months of the effectiveness of its initial public offering registration statement, which, in the case of Company, would be February 14, 2025. The Company’s Combination Period ending on August 18, 2025 contravenes Nasdaq IM-5101-2 and, as a result, on February 26, 2025 Nasdaq suspended trading Company’s securities. The Company expects that Nasdaq will file a Form 25-NSE with the SEC to delist its securities, and that the delisting will become effective ten (10) days after Nasdaq files the Form 25-NSE with the SEC to complete the delisting. The Company’s common stock will be quoted on the over-the-counter market and would be deemed a “penny” stock and the Company may become subject to the requirements of Rule 419. This may adversely affect the liquidity and trading of our securities and may impact our ability to complete a business combination. Company intends to make a listing application for the securities of the combined company to be traded on Nasdaq. However, there is no guarantee that such listing application will be successful.

Other potential material adverse consequences of being quoted on the over-the-counter market include:

● a limited availability of market quotations for our securities;

● reduced liquidity for our securities;

● a determination that our shares of common stock are a “penny stock” which will require brokers trading in our shares of common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

● a limited amount of news and analyst coverage;

● a decreased ability to issue additional securities or obtain additional financing in the future; and

● the Company may be deemed a less attractive merger partner for a target company or business.

The “penny stock” rules are burdensome and may reduce the trading activity for shares of the Company’s common stock. For example, brokers trading in shares of Company’s common stock would be required to deliver a standardized risk disclosure document, which specifies information about penny stocks and the nature and significance of risks of the penny stock market. The broker dealer also must provide the customer with bid and offer quotations for the penny stock, the compensation of the broker dealer and any salesperson in the transaction, and monthly account statements indicating the market value of each penny stock held in the customer’s account. In addition, the penny stock rules require that, prior to effecting a transaction in a penny stock not otherwise exempt from those rules, the broker dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for Company’s common stock, and the holders of shares of Company’s common stock may find it more difficult to sell their shares.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Since Company’s common stock and public warrants are listed on Nasdaq, such securities qualify as covered securities under such statute. Although the states are preempted from regulating the sale of covered securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if the common stock, and public warrants were no longer listed on Nasdaq, these securities would not qualify as covered securities under such statute and Company would be subject to regulation in each state in which it offers its securities.

We also note that the fact that Company’s securities are not listed on Nasdaq may present certain challenges to listing the post Business Combination combined company’s securities on Nasdaq.

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

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Before February 26, 2025, our units, public shares and public warrants were each traded on the Nasdaq Capital Market under the symbols “FTIIU,” “FTII” and “FTIIW,” respectively. Our units commenced public trading on February 16, 2022. Our Class B common stock is not listed on any exchange. Since February 26, 2025, our securities are quoted on the over-the-counter market under the symbols “FTIIU,” “FTII” and “FTIIW,” respectively.

Holders of Record

As of March 31, 2025, there were approximately 4,289,961 shares of Class A Common Stock, $0.0001 par value per share, issued and outstanding, owned by eleven (11) holders of record, consisting of 779,886 redeemable public shares, 2,875,000 non-redeemable founder shares, 115,000 representative shares, and 520,075 Private Placement Shares; and there were zero (o) shares of Class B Common Stock, $0.0001 par value per share, issued and outstanding. As of March 31, 2025, there were two (2) holders of record of our units, eleven (11) holders of record of our Class A common stock, and 1 holder of record of our warrants. A substantially greater number of holders of Class A common stock are “street name” or beneficial holders, whose shares of record are held by banks, brokers, and other financial institutions. As a result, we are unable to estimate the total number of stockholders represented by the record holders of our common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

See “Use of Proceeds from the Initial Public Offering” below.

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

NASDAQ

As previously disclosed, on April 23, 2024, the Company received a written notice (the “Notice”) from the Staff of Nasdaq Stock Market LLC (the “Nasdaq”) notifying the Company that, for the last 30 consecutive business days, the Company’s Market Value of Listed Securities was below the minimum of $50 million required for continued listing on The Nasdaq Global Market (the “Market Value Standard”) pursuant to Nasdaq Listing Rule 5450(b)(2)(A) (the “Rule”). The Staff also noted that the Company did not meet the requirements under Nasdaq Listing Rule 5450(b)(3)(A) (the “Total Assets/Total Revenue Standard”). An indicator will be displayed with quotation information related to the Company’s securities on NASDAQ.com and NASDAQTrader.com and may be displayed by other third-party providers of market data information, however, the Notice did not impact the listing of the Company’s securities on The Nasdaq Global Market at this time.

The Notice provided that, in accordance with Nasdaq Listing Rule 5810(c)(3)(C), the Company had a period of 180 calendar days from the date of the Notice, or until October 21, 2024 to regain compliance with the Market Value Standard.

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

On January 15, 2025, the Company received a decision letter from the Panel stating that it grants the Company’s request for continued listing on Nasdaq, provided that the demonstrates compliance with the Periodic Filing Rule on or before January 31, 2025.

On February 12, 2025, the Company received a letter from Nasdaq stating that the Company had regained compliance with the listing rules and the matter is now closed.

On February 19, 2025, the Company received a notice from the Nasdaq stating that the Company did not comply with Nasdaq Interpretive Material IM-5101-2, and that our securities are now subject to delisting. The Company’s registration statement, filed in connection with the Company’s IPO, became effective February 14, 2022. Pursuant to IM-5101-2, the Company, a special purpose acquisition company, must complete one or more business combinations within 36 months of the effectiveness of its IPO registration statement. Since the Company did not complete its initial business combination by February 14, 2025, the Company did not comply with IM-5101-2, and its securities became subject to delisting. Unless the Company requested a timely appeal of this determination by Nasdaq, trading of the Company’s securities on Nasdaq would be suspended at the opening of business on February 26, 2025, and a Form 25-NSE will be filed with the SEC which will remove the Company’s securities from listing on Nasdaq.

The Company did not appeal Nasdaq’s determination to delist the Company securities and accordingly, the Company’s securities was suspended from trading on Nasdaq at the opening of business on February 26, 2025. On February 25, 2025, the Company received a letter of approval from FINRA to begin trading over the counter with the symbols “FTII” “FTIIU” and “FTIIW” commencing on February 26, 2025.

The Company expects that Nasdaq will file a Form 25-NSE with the SEC to delist its securities, and that the delisting will become effective ten (10) days after Nasdaq files the Form 25-NSE with the SEC to complete the delisting. The Company does not intend to file a Form 15 with the SEC to terminate the registration of its securities under the Securities Exchange Act of 1934, as amended, and expects that the Company’s securities will be quoted on the over-the-counter market. In addition, as disclosed in the Registration/Proxy Statement on Form S-4 filed with the SEC on February 14, 2025, the Company intends to make a listing application for the securities of the combined company to be traded on Nasdaq.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

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

Extension of Combination Period and Extension Loans

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

In connection with the votes to approve the Extension, the holders of 5,943,650 public shares of our Class A common stock properly exercised their right to redeem their shares (the “First Extension Redeeming Stockholders “) for cash at a redemption price of approximately $10.81 per share (the “First Redemption Payment”), for an aggregate redemption amount of approximately $64.2 million. It was later determined that the Company did not withdraw all of the interest from the Trust Account that it was allowed to withdraw to cover income and franchise taxes and, therefore, the First Redemption Payment should have been approximately $10.73 per share. This meant that the First Extension Redeeming Stockholders were overpaid in the amount of approximately $0.08 per share (the “First Extension Overpayment Amount”). The First Extension Overpayment is reflected in this Form 10-K as a receivable from the Sponsor as agreed by the Sponsor. This amount will be reduced as the Company receives the claw back payments from the First Extension Redeeming Stockholders.

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

As approved by its stockholders at the Second Extension Meeting held on February 14, 2024, we filed an amendment to the Charter with the Delaware Secretary of State on February 14, 2024 (the “Second Charter Amendment”), to extend the date by which we have to consummate a business combination for an additional nine months up to November 18, 2024 by electing to extend the date to consummate an initial business combination on a monthly basis for up to nine times by an additional one month each time after the Extended Termination Date, until November 18, 2024 or a total of up to nine months after the Extended Termination Date, or such earlier date as determined by the Board, unless the closing of our initial business combination shall have occurred, provided that the Sponsor (or its affiliates or permitted designees) will deposit into the Trust Account the lesser of: (i) $50,000 and (ii) an aggregate amount equal to $0.03 multiplied by the number of our public shares that are not redeemed for each such one-month extension unless the closing of our initial business combination shall have occurred, in exchange for a non-interest bearing, unsecured promissory note payable upon consummation of a business combination. The Second Charter Amendment was filed as Exhibit 3.1 to the Form 8-K filed by the Company on February 14, 2024

In connection with the votes to approve the Second Charter Amendment, the holders of 3,236,915 public shares of our Class A common stock properly exercised their right to redeem their shares (the “Second Extension Redeeming Stockholders”) for cash at a redemption price of approximately $11.21 per share (the “the Second Redemption Payment”), for an aggregate redemption amount of approximately $36 million (the “Second Redemption Payment”). It was later determined that the Company did not withdraw all of the interest from the Trust Account that it was allowed to withdraw to cover income and franchise taxes and, therefore, the Second Redemption Payment should have been approximately $11.10 per share. This meant that the Second Extension Redeeming Stockholders were overpaid in the amount of approximately $361,843 (the “Second Extension Overpayment Amount”). As of the date of this filing, the Company is in the process of commencing a claw back process of the Second Extension Overpayment Amount, which is reflected in this Form 10-K as a receivable from the Sponsor as agreed by the Sponsor. This amount will be reduced as the Company receives the claw back payments from the Second Extension Redeeming Stockholders.

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

As approved by its stockholders at the Third Extension Meeting held on November 18, 2024, we filed an amendment to the Charter with the Delaware Secretary of State on November 21, 2024 (the “Third Charter Amendment”, together with the First Charter Amendment and the Second Charter Amendment, the “Charter Amendments”)), to extend the date by which we have to consummate a business combination for an additional nine months up to August 18, 2025 by electing to extend the date to consummate an initial business combination on a monthly basis for up to nine times by an additional one month each time until August 18, 2025 or a total of up to nine months, or such earlier date as determined by the Board, unless the closing of our initial business combination shall have occurred, provided that the Sponsor (or its affiliates or permitted designees) will deposit into the Trust Account an aggregate amount equal to $0.05 multiplied by the number of our public shares that are not redeemed for such extension unless the closing of our initial business combination shall have occurred, in exchange for a non-interest bearing, unsecured promissory note payable upon consummation of a business combination. The Third Charter Amendment was filed as Exhibit 3.1 to the Form 8-K filed by the Company on November 22, 2024.

In connection with the votes to approve the Third Charter Amendment, on November 18, 2024, the holders of 1,564,549 public shares of our Class A common stock properly exercised their right to redeem their shares for cash at a redemption price of approximately $11.01 per share as disclosed in the Proxy Statement. The holders of 25,000 public shares of our Class A common stock subsequently reversed their redemption request and the Company accepted such reversals. As a result, as of the date of this filing, 1,539,649 public shares of our Class A common stock exercised their right to redeem their shares (the “Third Extension Redeeming Stockholders”) in connection with the Third Charter Amendment. The Company is working on calculating the actual redemption price for the Third Extension and intends to disclose it by filing a Current Report on Form 8-K and pay the Third Extension Redeeming Stockholders as soon as the price calculation is available.

On November 20, 2024, the Company caused to be deposited $37,744 into the Company’s Trust account, allowing the Company to extend the period of time it has to consummate its initial Business Combination from November18, 2024 to December 18, 2024. On December 18, 2024, the Company caused to be deposited $37,744 into the Company’s Trust account, allowing the Company to extend the period of time it has to consummate its initial Business Combination from December 18, 2024 to January 18, 2025. On January 18, 2025, the Company caused to be deposited $37,744 into the Company’s Trust account, allowing the Company to extend the period of time it has to consummate its initial Business Combination from January 18, 2025 to February 18, 2025. On February 18, 2025, the Company caused to be deposited $37,744 into the Company’s Trust account, allowing the Company to extend the period of time it has to consummate its initial Business Combination from February 18, 2025 to March 18, 2025. On March 18, 2025, the Company caused to be deposited $37,744 into the Company’s Trust account, allowing the Company to extend the period of time it has to consummate its initial Business Combination from March 18, 2025 to April 18, 2025.

As of December 31, 2024, there was $3,537,744 outstanding under the Extension Loans from the Sponsor. As of March 31, 2025, there was $3,650,976 outstanding under the Extension Loans from the Sponsor.

Merger Agreement with Longevity Biomedical Inc.

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

In connection with the execution of the Merger Agreement, the Company, the Sponsor has entered into a Voting and Support Agreement (the “Sponsor Support Agreement”). The Sponsor Support Agreement provides that the Sponsor agrees (i) to vote in favor of the proposed transactions contemplated by the Merger Agreement, (ii) to appear at the purchaser special meeting for purposes of constituting a quorum, (iii) to vote against any proposals that would materially impede the proposed transactions contemplated by the Merger Agreement, (iv) to not redeem any shares of the Company’s Common Stock held by it that may be redeemed, and (v) to waive any adjustment to the conversion ratio set forth in the Company’s amended and restated certificate of incorporation (as amended from time to time, the “Charter”) with respect to shares of the Class B Common Stock of the Company held by the Sponsor, in each case, on the terms and subject to the conditions set forth in the Sponsor Support Agreement.

On September 20, 2024, the Company filed a Form 8-K with the SEC to report the Merger Agreement and other legal agreements relating to the Longevity Business Combination, and on February 14, 2025, the Company filed with the SEC an initial Form S-4 (Registration/Proxy Statement) regarding the Longevity Business Combination (collectively, the “Longevity Disclosure Statements”). Unless specifically stated, this Annual Report on Form 10-K does not give effect to the proposed Transactions and does not contain the risks associated with the proposed transactions. For such information, please see Longevity Disclosure Statements.

Class B Common Stock

Immediately following the Third Extension Meeting and filing of the Third Charter Amendment with the Secretary of State of the State of Delaware, on November 22, 2024, the holders of shares of Class B Common Stock unanimously elected to convert all of their shares of Class B Common Stock to shares of Class A Common Stock on a one-to-one basis. As a result, all of 2,875,000 shares of Class B Common Stock issued and outstanding have been converted to 2,875,000 shares of Class A Common Stock (the “Converted Class A Common Stock”) effective November 21, 2024. Although for the purposes of Nasdaq listing standard, the Converted Class A Common Stock is considered as listed securities, the Converted Class A Common Stock shall remain as founder shares and is not subject to redemption and subject to transfer restrictions and lock-up obligations. On February 4, 2025, the Company and the holders effected such conversion by delivering the required instructions to the Company’s transfer agent. As of the date of this filing, there is zero (0) issued and outstanding shares of Class B Common Stock of the Company.

Compliance with Nasdaq Listing Standards

As previously disclosed, on April 23, 2024, the Company received a written notice (the “Notice”) from the Staff of Nasdaq Stock Market LLC (the “Nasdaq”) notifying the Company that, for the last 30 consecutive business days, the Company’s Market Value of Listed Securities was below the minimum of $50 million required for continued listing on The Nasdaq Global Market (the “Market Value Standard”) pursuant to Nasdaq Listing Rule 5450(b)(2)(A) (the “Rule”). The Staff also noted that the Company did not meet the requirements under Nasdaq Listing Rule 5450(b)(3)(A) (the “Total Assets/Total Revenue Standard”). An indicator will be displayed with quotation information related to the Company’s securities on NASDAQ.com and NASDAQTrader.com and may be displayed by other third-party providers of market data information, however, the Notice did not impact the listing of the Company’s securities on The Nasdaq Global Market at this time.

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

As disclosed in a Form 12b-25 Notification of Late Filing filed with the SEC on November 15, 2024, the Company is delayed in filing its Quarterly Report on Form 10-Q for the quarter ended December 31, 2024 (the “2024 Q3 10-Q”) with the SEC. Consequently, the Company received an expected deficiency notification letter from the Staff of Nasdaq dated November 27, 2024 (the “Third Notice”). The Third Notice indicated that the Company was not in compliance with Nasdaq Listing Rule 5250(c)(1) (the “Periodic Filing Rule”) as a result of its failure to timely file the 2024 Q3 10-Q. The Staff also noted that this serves as an additional basis for delisting the Company’s securities from Nasdaq and since the Company is already scheduled to appear before a Hearings Panel for its failure to comply with the Nasdaq Listing Rule 5420(a)(2), the Company has until December 4, 2024 to request a stay of suspension, pending a Hearings Panel decision. In addition, the Staff noted that based on the Company disclosure that 1,564,549 shares were tendered for redemption in connection with the special meeting on November 18, 2024, the Company no longer complies with the minimum 1,100,000 publicly held shares requirement set forth in Listing Rule 5450(b)(2)(B) (the “Publicly Held Shares Rule”).

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

On February 12, 2025, the Company received a letter from Nasdaq stating that the Company had regained compliance with the listing rules and the matter is now closed.

On February 19, 2025, the Company received a notice from the Nasdaq stating that the Company did not comply with Nasdaq Interpretive Material IM-5101-2, and that our securities are now subject to delisting. The Company’s registration statement, filed in connection with the Company’s IPO, became effective February 14, 2022. Pursuant to IM-5101-2, the Company, a special purpose acquisition company, must complete one or more business combinations within 36 months of the effectiveness of its IPO registration statement. Since the Company did not complete its initial business combination by February 14, 2025, the Company did not comply with IM-5101-2, and its securities became subject to delisting. Unless the Company requested a timely appeal of this determination by Nasdaq, trading of the Company’s securities on Nasdaq would be suspended at the opening of business on February 26, 2025, and a Form 25-NSE will be filed with the SEC which will remove the Company’s securities from listing on Nasdaq.

The Company did not appeal Nasdaq’s determination to delist the Company securities and accordingly, the Company’s securities was suspended from trading on Nasdaq at the opening of business on February 26, 2025. On February 25, 2025, the Company received a letter of approval from FINRA to begin trading over the counter with the symbols “FTII” “FTIIU” and “FTIIW” commencing on February 26, 2025.

The Company expects that Nasdaq will file a Form 25-NSE with the SEC to delist its securities, and that the delisting will become effective ten (10) days after Nasdaq files the Form 25-NSE with the SEC to complete the delisting. The Company does not intend to file a Form 15 with the SEC to terminate the registration of its securities under the Securities Exchange Act of 1934, as amended, and expects that the Company’s securities will be quoted on the over-the-counter market. In addition, as disclosed in the Registration/Proxy Statement on Form S-4 filed with the SEC on February 14, 2025, the Company intends to make a listing application for the securities of the combined company to be traded on Nasdaq.

Recent Developments

Form S-4

On February 14, 2025, the Company filed with the SEC an initial Form S-4 (Registration/Proxy Statement) regarding the Merger Agreement. The Company’s S-4 can be accessed on the EDGAR section of the SEC’s website at www.sec.gov.

PIPE Subscription Agreement

On December 13, 2024, the Company entered into a Subscription Agreement (the “Subscription Agreement”) with Yuantian Zhang (the “Investor”), pursuant to which, among other things, the Investor agreed to subscribe for and purchase, and the Company agreed to issue and sell to the Investor, 1,000,000 shares of the Company’s Class A Common Stock at a purchase price equal to $5.00 per share (the “Private Placement”) in connection with a financing effort related to the Merger Agreement. The effectiveness of the Subscription Agreement is conditioned upon entering into an escrow agreement between the Company and the Investor. In addition, the closing of the Private Placement is contingent upon the concurrent consummation of the Business Combination with Longevity.

On January 31, 2025, in connection with the Subscription Agreement, the Company and the Investor signed an escrow agreement dated January 23, 2025 (the “Escrow Agreement”), pursuant to which the Company agreed to issue additional 2,000,000 shares of Class A Common Stock (the “Escrow Shares”, together with any dividends, distributions or other income on the Escrow Shares, the “Escrow Property”), in the name of the Company, to be deposited with Escrow Agent (as defined therein) for two (2) years from the date of the Closing (the “Escrow Release Date”), subject to release if and only if the closing price of the common stock of the Company on the date immediately prior to the Escrow Release Date is less than $7.50 per share. Pursuant to the Escrow Agreement, the Escrow Agent shall release a portion of the Escrow Shares to the Investor such that the aggregate value of all shares of Common Stock issued to the Investor at or before the Closing plus the value of the portion of the Escrow Property released to the Investor is equal to $7,500,000; provided, however, that if the aggregate value of all shares of Common Stock issued to the Investor at or before the Closing plus the value of the Escrow Property on the Escrow Release Date is less than $7,500,000, the Investor will be entitled to receive all of the Escrow Property but nothing more; provided, further, that, each Escrow Share shall be valued at an amount equal to the closing price of the shares of Common Stock on the Nasdaq Stock Market on the day immediately prior to the Escrow Release Date.

The foregoing descriptions of the Subscription Agreement, the Escrow Agreement and the transactions contemplated thereby are only summaries and do not purport to be complete, and are qualified in their entirety by reference to the full text of such instruments, a copy of which is attached to this Current Report on Form 8-K as Exhibit 10.1 and Exhibit 10.2, respectively, and incorporated herein by reference.

Compliance with Nasdaq Listing Standards

With respect to deficiency notices received by the Company as disclosed above, on January 15, 2025, the Company received a decision letter from the Panel stating that it grants the Company’s request for continued listing on Nasdaq, provided that the demonstrates compliance with the Periodic Filing Rule on or before January 31, 2025.

On February 12, 2025, the Company received a letter from Nasdaq stating that the Company had regained compliance with the listing rules and the matter is now closed.

On February 19, 2025, the Company received a notice from the Nasdaq stating that the Company did not comply with Nasdaq Interpretive Material IM-5101-2, and that our securities are now subject to delisting. The Company’s registration statement, filed in connection with the Company’s IPO, became effective February 14, 2022. Pursuant to IM-5101-2, the Company, a special purpose acquisition company, must complete one or more business combinations within 36 months of the effectiveness of its IPO registration statement. Since the Company did not complete its initial business combination by February 14, 2025, the Company did not comply with IM-5101-2, and its securities became subject to delisting. Unless the Company requested a timely appeal of this determination by Nasdaq, trading of the Company’s securities on Nasdaq would be suspended at the opening of business on February 26, 2025, and a Form 25-NSE will be filed with the SEC which will remove the Company’s securities from listing on Nasdaq.

The Company did not appeal Nasdaq’s determination to delist the Company securities and accordingly, the Company’s securities was suspended from trading on Nasdaq at the opening of business on February 26, 2025. On February 25, 2025, the Company received a letter of approval from FINRA to begin trading over the counter with the symbols “FTII” “FTIIU” and “FTIIW” commencing on February 26, 2025.

The Company expects that Nasdaq will file a Form 25-NSE with the SEC to delist its securities, and that the delisting will become effective ten (10) days after Nasdaq files the Form 25-NSE with the SEC to complete the delisting. The Company does not intend to file a Form 15 with the SEC to terminate the registration of its securities under the Securities Exchange Act of 1934, as amended, and expects that the Company’s securities will be quoted on the over-the-counter market. In addition, as disclosed in the Registration/Proxy Statement on Form S-4 filed with the SEC on February 14, 2025, the Company intends to make a listing application for the securities of the combined company to be traded on Nasdaq.

Claw-back of First Extension Overpayment Amount and Second Extension Overpayment Amount

On or about March 6, 2025, the Trustee of the Trust Account commenced the claw-back process in connection with the First Extension Overpayment Amount and Second Extension Overpayment Amount. As of March 31, 2025, approximately $337,442 in aggregate have been received in connection with the First Extension Overpayment Amount, and $176,184 in aggregate have been received in connection with the Second Extension Overpayment Amount.

Satisfaction and Discharge Agreement with the Underwriter

On February 6, 2025, the Company and Longevity executed a Satisfaction and Discharge of Indebtedness Pursuant to Underwriting Agreement dated February 15, 2022 (the “Discharge Agreement”) with D. Boral Capital LLC (f/k/a EF Hutton LLC, division of Benchmark Investments, LLC) (the “Underwriter”). Pursuant to the Underwriting Agreement in relation to the IPO, upon the completion of an initial business combination, the Underwriter is entitled to a deferred underwriting commission of $3,450,000 (“Deferred Commission”). Under the Discharge Agreement, instead of receiving the full Deferred Commission in cash at the closing of the business combination with Longevity and other parties thereto, the Underwriter will accept (1) $500,000 in cash at the time of the closing; (2) a $1,475,000 promissory note executed by the Company and Longevity (“D. Boral Note”) in which the Company (upon closing) is obligated to pay the Underwriter in cash by the maturity date; and (3) 147,500 shares of the Company’s common stock, which when multiplied by the $10.00 per share price agreed to between the parties equals $1,475,000 and which shall be issued and delivered to the Underwriter at the closing. The Discharge Agreement and D. Boral Note have no effect unless the Longevity Business Combination is consummated. The Discharge Agreement and D. Boral Note have been disclosed by the Company on the Company’s Current Report on Form 8-K filed with the SEC on February 11, 2025.

Working Capital Loans

In order to finance transaction costs in connection with Longevity Business Combination and ongoing operating costs, the Sponsor has agreed to provide us with a loan to the Company up to $1,500,000 as may be required (“Working Capital Loans”). Such Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, may be converted upon consummation of a Business Combination into additional Placement Units at a price of $10.00 per Unit. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of December 31, 2024, there was $412,257 outstanding under the Working Capital Loans.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to December 31, 2024 were organizational activities, those necessary to prepare for the Initial Public Offering (“Initial Public Offering”), conducting the Initial Public Offering and identifying a target company for a business combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year December 31, 2024, we had net loss of $746,953, which consisted of investment income of $1,342,491, partially offset by expenses of $1,814,864 and tax expense of $274,580. Investment income was higher in 2024 compared to 2023 due to the decrease in trust assets. Expenses were higher in 2024 compared to 2023 due to due diligence costs related to a potential business combination transaction.

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

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value. The Company had $56,768 in cash and no cash equivalents as of December 31, 2024.

For the year ended December 31, 2024, cash used in operating activities was $1,925,582. The net loss of $746,953 was affected by interest earned on investments held in the trust account of $1,342,491, and changes in operating assets and liabilities provided $163,862 of cash for operating activities.

For the year ended December 31, 2023, cash used in operating activities was $1,766,109. The net income of $2,911,502 was affected by interest earned on investments held in the trust account of $4,809,102, gain on extinguishment of notes payable of $144,443 and changes in operating assets and liabilities provided $275,934 of cash for operating activities.

For the year ended December 31, 2024, cash provided by investing activities was $36,859,305 due to cash withdrawn from the Trust Account of $37,509,794 and cash that was in transit to the Trust Account as of December 31, 2023, partially offset by cash deposited into the Trust Account of $775,489 and $125,000 cash in transit to the trust.

For the year ended December 31, 2023, cash provided by investing activities was $61,821,521 due to cash withdrawn from the Trust Account of $64,746,521, partially offset by cash deposited into the Trust Account of $2,800,000 and $125,000 cash in transit to the trust.

For the year ended December 31, 2024, cash provided by financing activities was $34,894,533 due to $36,281,990 in cash paid for redemptions, partially offset by $437,456 in capital contributions from the Sponsor and proceeds from issuance of debt – related party of $1,025,001.

For the year ended December 31, 2023, cash used in financing activities was $60,300,590 due to $64,238,887 in cash paid for redemptions, partially offset by $2,925,000 in proceeds from Sponsor note, and $1,013,297 in capital contributions from the Sponsor.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. As of December 31, 2024, the below were the critical accounting policies.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2024 and December 31, 2023, the Class A common stock subject to possible redemption in the amount of $9,080,744 and $61,226,803, respectively, is presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets. The decrease of $52,146,059 during the year ended December 31, 2024 in the Class A common stock subject to possible redemption is due to a redemption of $36,281,990 and a redemption amount payable of $17,744,312 offset by accretion to the redemption value of $1,518,400 and amounts due from Sponsor of $361,843 during the year ended December 31, 2024.

As of December 31, 2024 and December 31, 2023, the shares of common stock subject to possible redemption reflected on the balance sheets are reconciled in the following table.

Ending Balance as of December 31, 2022	$118,466,326
Redemption of Class A common stock	(64,238,888)
Remeasurement of carrying value to redemption value	6,552,136
Due from Sponsor	447,229
Ending Balance as of December 31, 2023	61,226,803
Redemption of Class A common stock	(36,281,990)
Remeasurement of carrying value to redemption value	1,518,400
Redemption amount payable	(17,744,312)
Due from Sponsor	361,843
Ending Balance as of December 31, 2024	$9,080,744

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

The following table reflects the calculation of basic and diluted net income (loss) per share (in dollars, except per share amounts):

	Year Ended		Year Ended
	December 31, 2024		December 31, 2023
	Redeemable	Non-redeemable	Redeemable	Non-redeemable
Basic and diluted net income (loss) per share of common stock Numerator: Interest	$1,342,491	$-	$4,953,545	$-
Less: Allocation of expenses	(876,517)	(1,212,927)	(1,481,866)	(560,177)
Less: Accretion of carrying value to redemption value	-	-	(1,500,215)
Total	$465,974	$(1,212,927)	$(1,971,465)	$(560,177)
Basic and diluted net income (loss) per share of common stock	$0.18	$(0.35)	$0.21	$(0.16)

Recent Accounting Standards

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities to disclose significant segment expenses and other segment items on an interim and annual basis and provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. The ASU does not change how a public entity identifies its operating segments, aggregate them, or applies the quantitative threshold to determine its reportable segments. The new disclosure requirements are also applicable to entities that account and report as a single operating segment entity. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. The Company adopted the guidance for the annual reporting period ended December 31, 2024. There was no impact on the Company’s financial statements.

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our financial statements.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2023, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2024, our disclosure controls and procedures were not effective.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for us. Under the supervision and with the participation of our Certifying Officers, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024 based on criteria specified in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, our management, including our chief executive officer and chief financial officer, concluded that, as of December 31, 2023, the internal control over financial reporting was not effective due to a material weakness related to the accounting of the Extension Loans in the form of non-interest-bearing promissory notes and related to the calculation of redemption price. Additionally, based on management’s assessment, we determined that there was a material weakness in our internal control over financial reporting as of December 31, 2024.

We have identified a material weakness in our internal control over financial reporting as of December 31, 2024. If we are unable to develop and maintain an effective system internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

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

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position

Ray Chen	59	Chief Executive Officer, Chief Financial Officer, and Director
Yuquan Wang	53	Director
Neil Bush	69	Independent Director
Jeffrey Moseley	70	Independent Director
Jonathan McKeage	72	Independent Director

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our shares of common stock as of March 31, 2025, based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our common stock by:

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

	Class A Common Stock		Class B Common Stock		Approximate Percentage
Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned (2)	Approximate Percentage of Class	of Outstanding Common Stock
Sponsor, Officers and Directors
FutureTech Partners II LLC (2)	2,965,075	69.1%			69.1%
Ray Chen	380,000	8.9%	-	-	8.9%
Yuquan Wang	-		-	-	-
Neil Bush	10,000	-	-	*	*
Jonathan McKeage	-		-	-	-
Jeffrey Moseley	10,000	-	-	*	*
All executive officers and directors as a group (five individuals)	400,000	9.3%	-	-	9.3%
All Sponsor, directors and executive officers as a group	3,365,075	78.44%			78.44%
5% Holders
FutureTech Partners II LLC (2)	2,965,075	69.1%			69.1%
Calamos Market Neutral Income Fund, a series of Calamos Investment Trust (3)	500,000	11.7%			11.7%
Walleye Capital LLC (4)	160,866.00	5.44%			5.44%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o FutureTech II Acquisition Corp., 128 Gail Drive, New Rochelle, NY 10805.
(2)	FutureTech Partners II LLC, our sponsor, is the record holder of the securities reported herein. Zachary Radu is a member. By virtue of this relationship, Mr. Radu may be deemed to share beneficial ownership of the securities held of record by our sponsor. Mr. Radu disclaims any such beneficial ownership except to the extent of his pecuniary interest.
(3)	According to a Schedule 13G filed with the SEC on February 12, 2025 by Calamos Market Neutral Income Fund, a series of Calamos Investment Trust (“Calamos”), Calamos may be deemed to have beneficial ownership of these shares. The principal business office of Calamos is 2020 Calamos Court, Naperville, IL 60563.
(4)	According to a Schedule 13G filed with the SEC on February 6, 2025 by Walleye Capital LLC (“Walleye”), Walleye may be deemed to have beneficial ownership of these shares. The principal business office of Walleye is 2800 Niagara Lane N, Plymouth, MN 55447.

The founder shares held by our initial stockholders represent 78.4% of our outstanding shares of common stock. Because of this ownership block, our initial stockholders may be able to effectively influence the outcome of all other matters requiring approval by our stockholders, including amendments to our amended and restated certificate of incorporation and approval of significant corporate transactions including our initial business combination. Holders of our public shares do not have the right to appoint any directors to our board of directors prior to our initial business combination.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Founder Shares

On October 8, 2021, the Company issued an aggregate of 2,875,000 shares of Class B common stock to the Sponsor for an aggregate purchase price of $25,000 in cash. Such Class B common stock includes an aggregate of up to 375,000 shares that were subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the Sponsor would collectively own at least 20% of the Company’s issued and outstanding shares after the Offering (assuming the initial stockholders did not purchase any Public Shares in the Offering and excluding the Placement Units and underlying securities). The underwriters exercised the over-allotment option in full so those shares are no longer subject to forfeiture. All 2,875,000 shares of Class B common stock have been converted to 2,875,000 shares of non-redeemable Class A common stock (“founder shares”)

The initial stockholders have agreed not to transfer, assign or sell any of the founder shares (except to certain permitted transferees) until the earlier of (i) one year after the date of the consummation of a Business Combination, or (ii) the date on which the closing price of the Company’s common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing six months after a Business Combination, or earlier, in each case, if, subsequent to a Business Combination, the Company consummates a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of the Company’s stockholders having the right to exchange their common stock for cash, securities or other property.

Working Capital Loans

On August 19, 2021, the Sponsor committed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note was non-interest bearing and was payable on the earlier of March 31, 2022 or the completion of the Initial Public Offering.

In order to finance transaction costs in connection with a Business Combination and ongoing operating costs, the Sponsor has agreed to provide us with a loan to the Company up to $1,500,000 as may be required (“Working Capital Loans”). Such Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, may be converted upon consummation of a Business Combination into additional Placement Units at a price of $10.00 per Unit. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of December 31, 2024, there was $412,257outstanding under the Working Capital Loans.

Extension Loans Prior to the Charter Amendments

Pursuant to the Company’s Charter, if the Company anticipated that it could not consummate a Business Combination within 24 months, the Company could, by resolution of the Board if requested by the Sponsor, extend the period of time to consummate a Business Combination up to nine times, each by an additional one month (for a total of up to 33 months to complete a Business Combination), subject to the Sponsor depositing additional funds into the Trust Account as set out below. On February 17, 2023 the Company caused to be deposited $1,150,000 into the Company’s Trust Account for its public stockholders, representing $0.10 per public share, allowing the Company to extend the period of time it has to consummate its initial Business Combination by three months from February 18, 2023 to May 18, 2023. On May 17, 2023 the Company caused to be deposited $1,150,000 into the Company’s Trust Account for its public stockholders, representing $0.10 per public share, allowing the Company to extend the period of time it has to consummate its initial Business Combination by three months from May 18, 2023 to August 18, 2023.

Extension Loans after the Charter Amendments

In connection with the First Charter Amendment, the Second Charter Amendment, and the Third Charter Amendment, the Sponsor made the following deposits:

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

On November 20, 2024, the Company caused to be deposited $37,744 into the Company’s Trust account, allowing the Company to extend the period of time it has to consummate its initial Business Combination from November18, 2024 to December 18, 2024. On December 18, 2024, the Company caused to be deposited $37,744 into the Company’s Trust account, allowing the Company to extend the period of time it has to consummate its initial Business Combination from December 18, 2024 to January 18, 2025. On January 18, 2025, the Company caused to be deposited $37,744 into the Company’s Trust account, allowing the Company to extend the period of time it has to consummate its initial Business Combination from January 18, 2025 to February 18, 2025. On February 18th, 2025, the Company caused to be deposited $37,744 into the Company’s Trust account, allowing the Company to extend the period of time it has to consummate its initial Business Combination from February 18, 2025 to March 18, 2025. On March 18th, 2025, the Company caused to be deposited $37,744 into the Company’s Trust account, allowing the Company to extend the period of time it has to consummate its initial Business Combination from March 18, 2025 to April 18, 2025.

Each deposit made by the Sponsor in connection with the extension of the combination period described herein shall be referred to herein as an “Extension Loan” and collectively, the “Extension Loans”.

As of December 31, 2024, there was $3,537,744 outstanding under the Extension Loans from the Sponsor. As of the date of this filing, there was $3,650,976 outstanding under the Extension Loans from the Sponsor.

Each Extension Loan was made in the form of non-interest-bearing promissory notes. If the Company completes its initial Business Combination, the Company will, at the option of the Sponsor, repay the Extension Loans out of the proceeds of the Trust Account released to the Company or convert a portion or all of the total loan amount into units at a price of $10.00 per unit, which units will be identical to the private units. If the Company does not complete a Business Combination, the Company will repay such loans only from funds held outside of the Trust Account. Furthermore, the letter agreement among the Company and the Company’s officers, directors, and the Sponsor contains a provision pursuant to which the Sponsor will agree to waive its right to be repaid for such loans to the extent there is insufficient funds held outside of the Trust Account in the event that the Company does not complete a Business Combination. The Sponsor and its affiliates or designees are not obligated to fund the Trust Account to extend the time for the Company to complete the initial Business Combination. The public stockholders will not be afforded an opportunity to vote on the extension of time to consummate an initial Business Combination until August 18, 2025described above or redeem their shares in connection with such extensions.

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

Audit Fees. Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Adeptus Partners in connection with regulatory filings. The aggregate fees of Adeptus Partners for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 8-K for the respective periods and other required filings with the SEC for the years ended December 31, 2024 and 2023 totaled approximately $80,000 and $62,500, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Adeptus Partners any audit-related fees for the years ended December 31, 2024 and 2023.

Tax Fees. We did not pay Adeptus Partners for tax return services, planning and tax advice for the years ended December 31, 2024 and 2023.

All Other Fees. We did not pay Adeptus Partners for any other services for the year ended December 31, 2024 and 2023.

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

FUTURETECH II ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of FutureTech II Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of FutureTech II Acquisition Corp. (the Company) as of December 31, 2024 and 2023, and the related statements of operations, changes in stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has negative working capital and an accumulated deficit that raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to that matter.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provides a reasonable basis for our opinion.

/s/ Adeptus Partners, LLC

Adeptus Partners, LLC

We have served as the Company’s auditor since 2021.
Ocean, New Jersey
April 8, 2025
PCAOB ID: 3686

FUTURETECH II ACQUISITION CORP.

BALANCE SHEETs

	December 31,	December 31,
	2024	2023

ASSETS
Current Assets:
Cash	$56,768	$17,578
Prepaid expenses	-	64,043
Due from related party	75,000	-
Extension fee receivable	-	125,000
Due from Sponsor	1,540,984	1,179,141
Total Current Assets	1,672,752	1,385,762

Interest Bearing Bank Demand Deposit held in Trust Account	26,447,350	61,839,164

Total Assets	$28,120,102	$63,224,926

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$1,148,902	$295,137
Excise tax payable	1,170,089	642,389
Franchise tax payable	128,914	94,364
Income tax payable	299,105	1,087,603
Other Payable	17,744,312	-
Promissory Note - Sponsor	412,257	-
Accrued offering costs	2,708	2,708
Note payable - Sponsor	3,537,744	2,925,000
Total Current Liabilities	24,444,031	5,047,201

Deferred underwriting commission	3,450,000	3,450,000

Total Liabilities	27,894,031	8,497,201

COMMITMENTS AND CONTINGENCIES (Note 6)

Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 779,886 and 5,556,350 shares subject to possible redemption issued and outstanding shares at redemption value of $11.64 and $11.02 per share as of December 31, 2024 and December 31, 2023, respectively	9,080,744	61,226,803

Stockholders’ deficit:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value, 100,000,000 shares authorized, 3,510,075 and 635,075 issued and outstanding, respectively (excluding 779,886 and 5,556,350 shares subject to possible redemption and including 115,000 representative shares as of December 31, 2024 and December 31, 2023, respectively)	352	64
Class B common stock, $0.0001 par value, 10,000,000 shares authorized, 0 and 2,875,000 shares issued and outstanding as of December 31, 2024 and 2023, respectively	-	288

Accumulated deficit	(8,855,025)	(6,499,430)
Total Stockholders’ Deficit	(8,854,673)	(6,499,078)
Total Liabilities and Stockholders’ Deficit	$28,120,102	$63,224,926

The accompanying notes are an integral part of these financial statements.

FUTURETECH II ACQUISITION CORP.

STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2024	2023
EXPENSES
Administrative fee - related party	$120,000	$120,000
Franchise tax	200,000	200,000
General and administrative	1,494,864	742,699
TOTAL EXPENSES	1,814,864	1,062,699

OTHER INCOME
Interest earned on Interest Bearing Bank Demand Deposit held in Trust Account	1,342,491	4,809,102
Gain on forgiveness of debt	-	144,443
TOTAL OTHER INCOME	1,342,491	4,953,545

Pre-tax income (loss)	(472,373)	3,890,846

Income tax	(274,580)	(979,344)

Net income (loss)	$(746,953)	$2,911,502

Weighted average number of shares of redeemable common stock outstanding, basic and diluted	2,536,540	9,285,380
Basic and diluted net income (loss) per share of redeemable common stock	$0.18	$0.21

Weighted average number of shares of non-redeemable common stock outstanding, basic and diluted	3,510,075	3,510,075
Basic and diluted net income (loss) per share of non-redeemable common stock	$(0.35)	$(0.16)

The accompanying notes are an integral part of these financial statements.

FUTURETECH II ACQUISITION CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR YEARS ENDED DECEMBER 31, 2024 AND DECEMBER 31, 2023

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amounts	Shares	Amounts	Capital	Deficit	Deficit
Balance January 1, 2024	635,075	$64	2,875,000	$288	$-	$(6,499,430)	$(6,499,078)
Excise tax payable	-	-	-	-	-	(527,698)	(527,698)
Accretion to redemption value	-	-	-	-	-	(1,518,400)	(1,518,400)
Net loss	-	-	-	-	-	(746,953)	(746,953)
Capital contribution	-	-	-	-	-	437,456	437,456
Conversion of Class B common stock to Class A common stock	2,875,000	288	(2,875,000)	(288)	-	-	-

Balance December 31, 2024	3,510,075	$352	-	$-	$-	$(8,855,025)	$(8,854,673)

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amounts	Shares	Amounts	Capital	Deficit	Deficit
Balance - January 1, 2023	635,075	$64	2,875,000	$288	$-	$(3,229,704)	$(3,229,352)
Accretion to redemption value	-	-	-	-	-	(6,552,136)	(6,552,136)
Excise tax payable	-	-	-	-	-	(642,389)	(642,389)
Capital contribution	-	-	-	-	-	1,013,297	1,013,297
Net income	-	-	-	-	-	2,911,502	2,911,502
Balance December 31, 2023	635,075	$64	2,875,000	$288	$-	$(6,499,430)	$(6,499,078)

The accompanying notes are an integral part of these financial statements.

FUTURETECH II ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31, 2024	December 31, 2023

Cash flows from Operating Activities:
Net income (loss)	$(746,953)	$2,911,502
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Income earned on Interest Bearing Bank Demand Deposit Account held in the Trust Account	(1,342,491)	(4,809,102)
Gain on forgiveness of debt	-	(144,443)
Changes in operating assets and liabilities:
Prepaid expenses	64,043	93,571
Due from Sponsor	-	(731,912)
Franchise tax payable	34,550	(105,636)
Income tax payable	(788,498)	777,344
Other assets	-	77,654
Accounts payable and accrued expenses	853,767	164,913
Net cash used in operating activities	(1,925,582)	(1,766,109)

Cash flows from Investing Activities:
Investment of cash in Trust Account	(775,489)	(2,800,000)
Cash in transit to the trust	125,000	(125,000)
Cash withdrawn from Trust	37,509,794	64,746,521
Net cash provided by investing activities	36,859,305	61,821,521

Cash flows from Financing Activities:
Capital contribution from Sponsor	437,456	1,013,297
Cash paid for redemptions	(36,281,990)	(64,238,887)
Due from Related party	(75,000)	-
Proceeds from issuance of debt – related party	1,025,001	2,925,000
Net cash used in financing activities	(34,894,533)	(60,300,590)

Net change in cash	39,190	(245,178)

Cash – Beginning of the period	17,578	262,756
Cash – End of the period	$59,768	$17,578

Supplemental disclosure of non-cash financing activities:

Accretion to redemption value	$1,518,400	$6,552,136
Excise tax on Class A common stock redemptions	$527,698	$642,389
Overpayment of redemption amount included in Due from Sponsor	$361,843	$-
Redemption payment payable	$17,744,312	$-
Conversion of Class B common stock	$288	$-

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

As of December 31, 2024, the Company had not commenced any operations. All activity for the period from April 13, 2021 (inception) through December 31, 2024 relates to organizational activities, identifying a target company for a business combination, and activities in connection with the proposed Business Combination with Longevity. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Company’s initial public offering (the “Initial Public Offering”). The Company has selected December 31 as its fiscal year end.

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

Following the closing of the Initial Public Offering, $700,000 of cash was held outside of the Trust Account available for working capital purposes. As of December 31, 2024, the Company has available to it $56,768 of cash on its balance sheet and a working capital deficit of $5,026,967. As of December 31, 2023, the Company has available to it $17,578 of cash on its balance sheet and a working capital deficit of $3,661,439.

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

In connection with the execution of the Merger Agreement, the Company, the Sponsor has entered into a Voting and Support Agreement (the “Sponsor Support Agreement”). The Sponsor Support Agreement provides that the Sponsor agrees (i) to vote in favor of the proposed transactions contemplated by the Merger Agreement, (ii) to appear at the purchaser special meeting for purposes of constituting a quorum, (iii) to vote against any proposals that would materially impede the proposed transactions contemplated by the Merger Agreement, (iv) to not redeem any shares of the Company’s Common Stock held by it that may be redeemed, and (v) to waive any adjustment to the conversion ratio set forth in the Company’s amended and restated certificate of incorporation (as amended from time to time, the “Charter”) with respect to shares of the Class B Common Stock of the Company held by the Sponsor, in each case, on the terms and subject to the conditions set forth in the Sponsor Support Agreement.

On September 20, 2024, the Company filed a Form 8-K with the SEC to report the Merger Agreement and other legal agreements relating to the Longevity Business Combination.

On February 14, 2025, the Company filed with the SEC an initial Form S-4 (Registration/Proxy Statement) regarding the Longevity Business Combination. The Company’s S-4 can be accessed on the EDGAR section of the SEC’s website at www.sec.gov.

Liquidity and Management’s Plans

At December 31, 2024, the Company had cash of $56,768 and working capital deficit of $5,026,967.

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

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Separately, in October 2023, Israel and certain Iranian-backed Palestinian forces began an armed conflict in Israel, the Gaza Strip, and surrounding areas, which threatens to spread to other Middle Eastern countries including Lebanon and Iran. The impact of these conflicts and related sanctions on the world economy are not determinable as of the date of these financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

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

Note 1 – Description of Organization and Business Operations, Going Concern and Basis of Presentation (Continued)

Additionally, shares of our Class A Common Stock and public warrants are listed on Nasdaq. Nasdaq IM-5101-2 requires that the Company, a special purpose acquisition company, complete one or more business combinations within 36 months of the effectiveness of its initial public offering registration statement, which, in the case of the Company, would be February 14, 2025. If the Company is unable to complete an initial business combination by February 14, 2025 and seeks to extend beyond such 36-month period, such extension would violate Nasdaq IM-5101-2. Effective on October 7, 2024, Nasdaq Rule 5815 was amended to provide for the immediate suspension and delisting upon issuance of a delisting determination letter to an issuer for failure to meet the requirements of Nasdaq IM5101-02. Accordingly, because the Company could not consummate an initial business combination by February 14, 2025, on February 19, 2025, the Company received a notice from the Nasdaq stating that the Company did not comply with Nasdaq Interpretive Material IM-5101-2, and that trading of the Company’s securities on Nasdaq would be suspended at the opening of business on February 26, 2025, and a Form 25-NSE will be filed with the SEC which will remove the Company’s securities from listing on Nasdaq. The Company did not appeal Nasdaq’s determination to delist the Company securities and accordingly, the Company’s securities was suspended from trading on Nasdaq at the opening of business on February 26, 2025. On February 25, 2025, the Company received a letter of approval from FINRA to begin trading over the counter with the symbols “FTII” “FTIIU” and “FTIIW” commencing on February 26, 2025. The Company expects that Nasdaq will file a Form 25-NSE with the SEC to delist its securities, and that the delisting will become effective ten (10) days after Nasdaq files the Form 25 with the SEC to complete the delisting. The Company does not intend to file a Form 15 with the SEC to terminate the registration of its securities under the Securities Exchange Act of 1934, as amended, and expects that the Company’s securities will be quoted on the over-the-counter market.

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

Concentration of Credit Risk

Financial instruments that potentially subject to concentration of credit risk consist of cash and cash held in trust. Cash is comprised of cash balances with banks and bank deposits, which are insured by the Federal Deposit Insurance Company (“FDIC”), up to $250,000. The Company did not have cash exceed FDIC limits at December 31, 2024 and December 31, 2023. Cash held in trust is held in an interest-bearing demand deposit account at a bank insured by FDIC up to $250,000. The Company had $26,197,350 and $61,589,164 of securities in excess of FDIC limits as of December 31, 2024 and December 31, 2023, respectively

Derivative

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC 815. “Derivatives and Hedging”. Derivative instruments are initially recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified in the balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The Company accounts for the warrants in accordance with the guidance contained in ASC 815-40. The Company has determined that the warrants qualify for equity treatment in the Company’s financial statements.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value. As of December 31, 2024 and December 31, 2023, the Company had cash of $56,768 and $17,578, respectively. The Company had no cash equivalents as of December 31, 2024 and December 31, 2023.

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

Note 2- Summary of Significant Accounting Policies (Continued)

As of December 31, 2024 and December 31, 2023, the Company had $26,447,350 and $61,839,164 in an interest bearing bank demand deposit account, respectively, held in the Trust Account.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2024 and December 31, 2023, the Class A common stock subject to possible redemption in the amount of $9,080,744 and $61,226,803, respectively, is presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets. The decrease of $52,146,059 during the year ended December 31, 2024 in the Class A common stock subject to possible redemption is due to a redemption of $36,281,990 and a redemption amount payable of $17,744,312 offset by accretion to the redemption value of $1,518,400 and amounts due from Sponsor of $361,843.

As of December 31, 2024 and December 31, 2023, the shares of common stock subject to possible redemption reflected on the balance sheets are reconciled in the following table.

Ending Balance as of December 31, 2022	$118,466,326
Redemption of Class A common stock	(64,238,888)
Remeasurement of carrying value to redemption value	6,552,136
Due from Sponsor	447,229
Ending Balance as of December 31, 2023	61,226,803
Redemption of Class A common stock	(36,281,990)
Remeasurement of carrying value to redemption value	1,518,400
Redemption amount payable	(17,744,312)
Due from Sponsor	361,843
Ending Balance as of December 31, 2024	$9,080,744

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

Note 2 - Summary of Significant Accounting Policies (Continued)

The following table reflects the calculation of basic and diluted net income (loss) per share (in dollars, except per share amounts):

	Year Ended		Year Ended
	December 31, 2024		December 31, 2023
	Redeemable	Non-redeemable	Redeemable	Non-redeemable
Basic and diluted net income (loss) per share of common stock Numerator: Interest	$1,342,491	$-	$4,953,545	$-
Less: Allocation of expenses	(876,517)	(1,212,927)	(1,481,866)	(560,177)
Less: Accretion of carrying value to redemption value	-	-	(1,500,215)
Total	$465,974	$(1,212,927)	$(1,971,465)	$(560,177)
Basic and diluted net income (loss) per share of common stock	$0.18	$(0.35)	$0.21	$(0.16)

Fair Value of Financial Instruments

The fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

● Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets. This is the level that the Interest-Bearing Bank Demand Deposit Account Held in Trust Account are considered (being $26,447,350 and $61,839,164 as of December 31, 2024 and December 31, 2023, respectively);

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined the United States is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of December 31, 2024 and December 31, 2023 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

On February 19, 2025, the Company received a notice from the Nasdaq stating that the Company did not comply with Nasdaq Interpretive Material IM-5101-2, and that our securities are now subject to delisting. The Company did not appeal Nasdaq’s determination to delist the Company securities and accordingly, the Company’s securities was suspended from trading on Nasdaq at the opening of business on February 26, 2025. On February 25, 2025, the Company received a letter of approval from FINRA to begin trading over the counter with the symbols “FTII” “FTIIU” and “FTIIW” commencing on February 26, 2025. The Company expects that Nasdaq will file a Form 25-NSE with the SEC to delist its securities, and that the delisting will become effective ten (10) days after Nasdaq files the Form 25-NSE with the SEC to complete the delisting. The Company does not intend to file a Form 15 with the SEC to terminate the registration of its securities under the Securities Exchange Act of 1934, as amended, and expects that the Company’s securities will be quoted on the over-the-counter market. In addition, as disclosed in the Registration/Proxy Statement on Form S-4 filed with the SEC on February 14, 2025, the Company intends to make a listing application for the securities of the combined company to be traded on Nasdaq.

Note 2 - Summary of Significant Accounting Policies (Continued)

Recent Accounting Standards

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating officer decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 in the fiscal year 2024 and there was no significant impact.

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

On November 18, 2024, the Company held a special stockholder meeting (the “Third Extension Meeting”) following the notice provided by the Definitive Proxy filed on Schedule 14A on October 31, 2024 (as amended and supplemented, the “Proxy Statement”) with the SEC, and stockholders approved by requisite votes to amend the Charter to provide for the right of the holders of Class B common stock, par value $0.0001 per share, to convert such shares of Class B common stock into shares of Class A common stock, par value $0.0001 per share, on a one-to-one basis at the election of such holders (the “Founder Share Amendment Proposal”). Following approval of the Founder Share Amendment Proposal by the Stockholders, on November 21, 2024, the Company promptly adopted and filed the Charter Amendment with the Secretary of State of the State of Delaware, and all holders of Class B Common Stock elected to convert their shares of Class B Common Stock to shares of Class A Common Stock on a one-to-one basis. The Company and the holders of 2,875,000 shares of Class B Common Stock submitted required instruments to the Company’s transfer agent and on February 4, 2025, all of 2,875,000 shares of Class B Common Stock were converted to 2,875,000 shares of Class A Common Stock that are non-redeemable and are subject to same transfer restrictions. As of December 31, 2024, there is no issued and outstanding shares of Class B Common Stock.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination and fund ongoing operating cost, the Sponsor has agreed to loan the Company funds as may be required up to $1,500,000 (the “Working Capital Loans”). Such Working Capital Loans would be evidenced by non-interest-bearing promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, may be converted into private placement units at a price of $10.00 per unit. The Units will be identical to the Private Placement Units. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of December 31, 2024 and December 31, 2023, the Company has $412,257 and $0 working capital loans outstanding respectively.

Note 5 - Related Party Transactions (Continued)

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

Note 5 - Related Party Transactions (Continued)

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

On November 20, 2024, the Company caused to be deposited $37,744 into the Company’s Trust account, allowing the Company to extend the period of time it has to consummate its initial Business Combination from November 18, 2024 to December 18, 2024. On December 18, 2024, the Company caused to be deposited $37,744 into the Company’s Trust account, allowing the Company to extend the period of time it has to consummate its initial Business Combination from December 18, 2024 to January 18, 2025. On January 18, 2025, the Company caused to be deposited $37,744 into the Company’s Trust account, allowing the Company to extend the period of time it has to consummate its initial Business Combination from January 18, 2025 to February 18, 2025. On February 18, 2025, the Company caused to be deposited $37,744 into the Company’s Trust account, allowing the Company to extend the period of time it has to consummate its initial Business Combination from February 18, 2025 to March 18, 2025. On March 18, 2025, the Company caused to be deposited $37,744 into the Company’s Trust account, allowing the Company to extend the period of time it has to consummate its initial Business Combination from March 18, 2025 to April 18, 2025.

As of December 31, 2024 and December 31, 2023, there was $3,537,744 and $2,925,000 outstanding under the Extension Loans, respectively.

As of March 31, 2025, there was approximately $3,650,976 outstanding under the Extension Loans from the Sponsor. Each Extension Loan was made in the form of non-interest-bearing promissory note. If the Company completes its initial Business Combination, the Company will convert all of the total loan amount into shares of Class A Common Stock pursuant to the Merger Agreement. If the Company does not complete a Business Combination, the Company will repay such loans only from funds held outside of the Trust Account. Furthermore, the letter agreement among the Company and the Company’s officers, directors, and the Sponsor contains a provision pursuant to which the Sponsor will agree to waive its right to be repaid for such loans to the extent there is insufficient funds held outside of the Trust Account in the event that the Company does not complete a Business Combination. The Sponsor and its affiliates or designees are not obligated to fund the Trust Account to extend the time for the Company to complete the initial Business Combination. The public stockholders will not be afforded an opportunity to vote on the month-to-month extension of time to consummate an initial Business Combination during the Combination Period.

Due from Sponsor

As of December 31, 2024 and December 31, 2023 the Company had paid a total of $1,540,984 and $1,179,141, respectively, in expenses that will be reimbursed by the Sponsor. This includes the amount of $809,072 that was overpaid to redeeming shareholders in August 2023 and February 2024.

In connection with the First Extension Meeting, on August 22, 2023, a redemption payment was made by Continental Stock Transfer & Trust Company (“CST” or “Trustee”), as trustee of the Trust Account, to the First Extension Redeeming Stockholders at a rate of approximately $10.81 per share (the “First Redemption Payment”). It was later determined that the Company did not withdraw all of the interest from the Trust Account that it was allowed to withdraw to cover income and franchise taxes and, therefore, the First Redemption Payment should have been approximately $10.74 per share. This meant that the First Extension Redeeming Stockholders were overpaid in the amount of approximately $0.07 per share (the “First Extension Overpayment Amount”).

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

On or about March 6, 2025, the Trustee of the Trust Account commenced the claw-back process in connection with the First Extension Overpayment Amount and Second Extension Overpayment Amount. As of March 31, 2025, approximately $337,442 in aggregate have been received in connection with the First Extension Overpayment Amount, and $176,184 in aggregate have been received in connection with the Second Extension Overpayment Amount.

Administrative Support Agreement

Commencing on the date the Units are first listed on Nasdaq, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support for up to 18 months. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the years ended December 31, 2024 and 2023, the Company recorded $120,000 of administrative expenses annually. As of December 31, 2024 and December 31, 2023, the Company had $340,000 and $220,000, respectively, in administrative expenses included in accounts payable and accrued expenses on the Company’s balance sheets.

Other Payable

As of December 31, 2024, the Company had a payable amount of $17,744,312 associated with the November 2024 redemption. This amount is included in the Other Payable on the Company’s balance sheets.

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

Note 5 - Related Party Transactions (Continued)

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

Underwriting Agreement

The underwriter was paid a cash underwriting discount of one and a half percent (1.50%) of the gross proceeds of the Initial Public Offering, or $1,725,000. In addition, the underwriter is entitled to a deferred fee of three and a half percent (3.50%) of the gross proceeds of the Initial Public Offering, or $3,450,000 (the “Deferred Commission”). The Deferred Commission was placed in the Trust Account to be paid in cash upon the closing of a Business Combination, subject to the terms of the underwriting agreement. In addition, the Company issued the underwriter and/or its designees, 115,000 shares of Class A common stock (or representative shares) upon the consummation of the Initial Public Offering.

On February 6, 2025, the Company and Longevity executed a Satisfaction and Discharge of Indebtedness Pursuant to Underwriting Agreement dated February 15, 2022 (the “Discharge Agreement”) with D. Boral Capital LLC (f/k/a EF Hutton LLC, division of Benchmark Investments, LLC) (the “Underwriter”). Under the Discharge Agreement, instead of receiving the full Deferred Commission in cash at the closing of the business combination with Longevity and other parties thereto, the Underwriter will accept (1) $500,000 in cash at the time of the closing; (2) a $1,475,000 promissory note executed by the Company and Longevity (“D. Boral Note”) in which the Company (upon closing) is obligated to pay the Underwriter in cash by the maturity date; and (3) 147,500 shares of the Company’s common stock, which when multiplied by the $10.00 per share price agreed to between the parties equals $1,475,000 and which shall be issued and delivered to the Underwriter at the closing. The Discharge Agreement and D. Boral Note have no effect unless the Longevity Business Combination is consummated. The Discharge Agreement and D. Boral Note have been disclosed by the Company on the Company’s Current Report on Form 8-K filed with the SEC on February 11, 2025.

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

Note 7 - Stockholders’ Deficit

Preferred Shares - The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At December 31, 2024 and December 31, 2023, there were no preferred shares issued or outstanding.

Class A Common Stock - The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. At December 31, 2024 and December 31, 2023, there were 3,510,075 and 635,075 shares of Class A common stock issued and outstanding, respectively, which included 115,000 representative shares and excludes shares subject to possible redemption. As of December 31, 2024 and December 31, 2023, there were 779,886 shares and 5,556,350 shares subject to possible redemption, respectively, of Class A common stock that were classified as temporary equity in the accompanying balance sheets.

Note 7 - Stockholders’ Deficit (Continued)

Class B Common Stock - The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each share. At December 31, 2024 and December 31, 2023, there were 0 and 2,875,000 shares of Class B common stock issued and outstanding, respectively.

At the Third Extension Meeting held on November 18, 2024, stockholders approved by requisite votes to amend the Charter to provide for the right of the holders of Class B common stock, par value $0.0001 per share, to convert such shares of Class B common stock into shares of Class A common stock, par value $0.0001 per share, on a one-to-one basis at the election of such holders (the “Founder Share Amendment Proposal”). Following approval of the Founder Share Amendment Proposal by the Stockholders, on November 21, 2024, the Company promptly adopted and filed the Charter Amendment with the Secretary of State of the State of Delaware, and all holders of Class B Common Stock elected to convert their shares of Class B Common Stock to shares of Class A Common Stock on a one-to-one basis (the “Converted Class A Common Stock”). The Company and the holders of 2,875,000 shares of Class B Common Stock submitted required instruments to the Company’s transfer agent and on February 4, 2025, all of 2,875,000 shares of Class B Common Stock were converted to 2,875,000 shares of Class A Common Stock that are non-redeemable and are subject to same transfer restrictions. As of December 31, 2024, there is no issued and outstanding shares of Class B Common Stock.

The Converted Class A Common Stock remain as founders’ shares (the “Founders’ Shares) and is not subject to redemption and will be subject to transfer restrictions and lock-up obligations. Only holders of the Class B common stock and the Founders’ Shares will have the right to vote on the election of directors prior to the Business Combination. Holders of Class A common stock and holders of Class B common stock will vote together as a single class on all matters submitted to a vote of the Company’s stockholders except as otherwise required by law. In connection with the Company’s initial Business Combination, the Company may enter into a shareholders agreement or other arrangements with the shareholders of the target or other investors to provide for voting or other corporate governance arrangements that differ from those in effect upon completion of the Initial Public Offering.

In the case that additional shares of Class B Common Stock will be issued, pursuant to our Charter, these shares of Class B common stock will automatically convert into Class A common stock at the time of a Business Combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment. In the case that additional shares of Class A common stock (other than founder shares), or equity-linked securities, are issued or deemed issued in excess of the amounts issued in the Initial Public Offering and related to the closing of a Business Combination, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the then-outstanding shares of Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock plus the number of shares of Class A common stock issued as founder shares upon conversion of Class B common stock will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all shares of common stock outstanding upon the completion of Initial Public Offering plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with a Business Combination (net of the number of shares of Class A common stock redeemed in connection with a Business Combination), excluding any shares or equity-linked securities issued or issuable to any seller of an interest in the target to the Company in a Business Combination. With respect to the Converted Class A Common Stock, the Sponsor has waived its anti-dilution rights pursuant to the Merger Agreement.

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

The following table presents information about the Company’s assets that are measured at fair value at December 31, 2024 and December 31, 2023, and indicates the Fair Value Hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description:	Level	December 31, 2024	December 31, 2023
Assets:
Interest Bearing Bank Demand Deposit held in trust account	1	$26,447,350	$61,839,164

Note 9 – Income Taxes

The Company’s deferred tax assets are as follows at December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Deferred tax asset
Start-up costs	$313,922	$162,267
Total deferred tax asset	313,922	162,267

Valuation Allowance	(313,922)	(162,267)

Deferred tax asset, net of allowance	$—	$—

The income tax provision (benefit) consists of the following for the years ended December 31, 2024 and 2023:

	For the Year Ended	For the Year Ended
	December 31, 2024	December 31, 2023
Federal
Current	$274,580	$979,344
Deferred	313,922	162,267
State and Local:
Current	—	—
Deferred	—	—
Change in valuation allowance	(313,922)	(162,267)
Income tax provision	$274,580	$979,344

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the years ended December 31, 2024 and 2023, the change in the valuation allowance was $313,922 and $162,267, respectively.

	For the Year Ended	For the Year Ended
	December 31, 2024	December 31, 2023
U.S. federal statutory rate	(21.0)%	(21.0)%
Valuation allowance	66.5%	(4.2)%
Income tax provision	45.5%	(25.2)%

Note 10 – Segment Information

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance.

The Company’s chief operating decision maker has been identified as the Chief Executive Officer (“CODM”), who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating segment.

When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics, formation and operational costs and interest earned on cash held in Trust Account which include the accompanying statements of operations.

The key measures of segment profit or loss reviewed by our CODM are interest earned on cash held in Trust Account and formation and operational costs. The CODM reviews interest earned on cash held in Trust Account to measure and monitor stockholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement. Formation and operational costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination within the business combination period. The CODM also reviews formation and operational costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget.

Note 11 – Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date. Based upon this review the Company did not identify any subsequent events, other than those noted below, that would have required adjustment or disclosure in the financial statements.

Extension Loans

On January 18, 2025, the Company caused to be deposited $37,744 into the Company’s Trust account, allowing the Company to extend the period of time it has to consummate its initial Business Combination from January 18, 2025 to February 18, 2025. On February 18, 2025, the Company caused to be deposited $37,744 into the Company’s Trust account, allowing the Company to extend the period of time it has to consummate its initial Business Combination from February 18, 2025 to March 18, 2025. On March 18, 2025, the Company caused to be deposited $37,744 into the Company’s Trust account, allowing the Company to extend the period of time it has to consummate its initial Business Combination from March 18, 2025 to April 18, 2025.

Note 11 – Subsequent Events (Continued)

PIPE Subscription Agreement

On January 31, 2025, a Subscription Agreement (defined below) with an Investor (defined below) became effective as follows: On December 13, 2024, the Company signed a Subscription Agreement (the “Subscription Agreement”) with Yuantian Zhang (the “Investor”), pursuant to which, among other things, the Investor agreed to subscribe for and purchase, and the Company agreed to issue and sell to the Investor, 1,000,000 shares of the Company’s Class A Common Stock at a purchase price equal to $5.00 per share (the “Private Placement”) in connection with a financing effort related to the Merger Agreement. The effectiveness of the Subscription Agreement is conditioned upon entering into an escrow agreement between the Company and the Investor. In addition, the closing of the Private Placement is contingent upon the concurrent consummation of the Business Combination with Longevity.

On January 31, 2025, in connection with the Subscription Agreement, the Company and the Investor signed an escrow agreement dated January 23, 2025 (the “Escrow Agreement”), pursuant to which the Company agreed to issue additional 2,000,000 shares of Class A Common Stock (the “Escrow Shares”, together with any dividends, distributions or other income on the Escrow Shares, the “Escrow Property”), in the name of the Company, to be deposited with Escrow Agent (as defined therein) for two (2) years from the date of the Closing (the “Escrow Release Date”), subject to release if and only if the closing price of the common stock of the Company on the date immediately prior to the Escrow Release Date is less than $7.50 per share. Pursuant to the Escrow Agreement, the Escrow Agent shall release a portion of the Escrow Shares to the Investor such that the aggregate value of all shares of Common Stock issued to the Investor at or before the Closing plus the value of the portion of the Escrow Property released to the Investor is equal to $7,500,000; provided, however, that if the aggregate value of all shares of Common Stock issued to the Investor at or before the Closing plus the value of the Escrow Property on the Escrow Release Date is less than $7,500,000, the Investor will be entitled to receive all of the Escrow Property but nothing more; provided, further, that, each Escrow Share shall be valued at an amount equal to the closing price of the shares of Common Stock on the Nasdaq Stock Market on the day immediately prior to the Escrow Release Date.

The Subscription Agreement, the Escrow Agreement and the transactions contemplated thereby were disclosed on the Company’s Current Report on Form 8-K filed with the SEC on January 31, 2025 as Exhibit 10.1 and Exhibit 10.2, respectively.

Satisfaction and Discharge Agreement with the Underwriter

On February 6, 2025, the Company and Longevity executed a Satisfaction and Discharge of Indebtedness Pursuant to Underwriting Agreement dated February 15, 2022 (the “Discharge Agreement”) with D. Boral Capital LLC (f/k/a EF Hutton LLC, division of Benchmark Investments, LLC) (the “Underwriter”). Pursuant to the Underwriting Agreement in relation to the IPO, upon the completion of an initial business combination, the Underwriter is entitled to a deferred underwriting commission of $3,450,000 (“Deferred Commission”). Under the Discharge Agreement, instead of receiving the full Deferred Commission in cash at the closing of the business combination with Longevity and other parties thereto, the Underwriter will accept (1) $500,000 in cash at the time of the closing; (2) a $1,475,000 promissory note executed by the Company and Longevity (“D. Boral Note”) in which the Company (upon closing) is obligated to pay the Underwriter in cash by the maturity date; and (3) 147,500 shares of the Company’s common stock, which when multiplied by the $10.00 per share price agreed to between the parties equals $1,475,000 and which shall be issued and delivered to the Underwriter at the closing. The Discharge Agreement and D. Boral Note have no effect unless the Longevity Business Combination is consummated. The Discharge Agreement and D. Boral Note have been disclosed by the Company on the Company’s Current Report on Form 8-K filed with the SEC on February 11, 2025.

Item 16. Form 10-K Summary

None.

39

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 8, 2025	FUTURETECH II ACQUISITION CORP.

	By:	/s/ Ray Chen
Ray Chen
Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Ray Chen	Chief Executive Officer, Chief Financial Officer and Director	April 8, 2025
Ray Chen	(Principal Executive, Financial and Accounting Officer)

/s/ Yuquan Wang	Director	April 8, 2025
Yuquan Wang

/s/ Neil Bush	Director	April 8, 2025
Neil Bush

/s/ Jonathan McKeage	Director	April 8, 2025
Jonathan McKeage

/s/ Jeffrey Moseley	Director	April 8, 2025
Jeffrey Moseley

40

EXHIBIT INDEX

Exhibit No.	Description

1.1	Underwriting Agreement, dated February 15, 2022, between the Company and EF Hutton, division of Benchmark Investments, LLC, as representative of the underwriters named therein (incorporated by reference to Exhibit 1.1 to the Company’s Form 8-K (File No. 001-41289), filed with the SEC on February 24, 2022)
2.1+	Agreement and Plan of Merger, dated September 16, 2024 by and among FutureTech II Acquisition Corp., Longevity Biomedical, Inc., LBI Merger Sub, Inc., and Bradford A. Zakes (in his capacity as Seller Representative) (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K (File No. 001-41289), filed with the SEC on September 20, 2024)
3.1	Amended and Restated Certificate of Incorporation, dated February 17, 2022 (2)
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, dated August 17, 2023 (3)
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, dated February 14, 2024 (4)
3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, dated November 18, 2024 (5)
3.5	Bylaws. (1)
4.1	Specimen Unit Certificate. (1)
4.2	Specimen Class A Common Stock Certificate. (1)
4.3	Specimen Warrant Certificate. (1)
4.4	Warrant Agreement, dated February 18, 2022, between the Company and Continental Stock Transfer & Trust Company. (2)
4.5	Description of Registered Securities.*
10.1	Letter Agreement, dated February 16, 2022, among the Company, its officers and directors and the Company’s sponsor, FutureTech Partners II LLC. (2)
10.2	Promissory Note, dated August 19, 2021, issued by the Company (1)
10.3	Investment Management Trust Agreement, dated February 18, 2022 between the Company and Continental Stock Transfer & Trust Company. (2)
10.4	Registration Rights Agreement, dated February 18, 2022, by and among the Company and certain securityholders. (2)
10.5	Administrative Support Agreement, dated February 18, 2022, by and between the Company and FutureTech Partners II LLC. (2)
10.6	Placement Unit Purchase Agreement, dated February 18, 2022, by and between the Company and the Sponsor. (2)
10.7	Form of Indemnity Agreement. (2)
10.8	Securities Subscription Agreement, dated October 8, 2021, by and between the Registrant and FutureTech Partners II LLC. (1)
10.9	Amendment to the Investment Management Trust Agreement, dated February 18, 2022 between the Company and Continental Stock Transfer & Trust Company. (3)
10.11	Voting and Support Agreement, dated September 16, 2024 by and among Longevity Biomedical, Inc., FutureTech II Acquisition Corp., and FutureTech Partners II LLC (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-41289), filed with the SEC on September 20, 2024)
10.12	Company Voting and Support Agreement, dated September 16, 2024, by and among Longevity Biomedical, Inc., FutureTech II Acquisition Corp. and the sole securityholder of Longevity (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 001-41289), filed with the SEC on September 20, 2024)
10.13	Subscription Agreement, dated as of December 13, 2024, by and between FutureTech II Acquisition Corp. and Yuantian Zhang (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-41289), filed with the SEC on January 31, 2025)
10.14	Escrow Agreement, dated as of January 23, 2025, by and between FutureTech II Acquisition Corp and Yuantian Zhang (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 001-41289), filed with the SEC on January 31, 2025)
10.15	Satisfaction and Discharge of Indebtedness Pursuant to Underwriting Agreement dated February 15, 2022, dated as of February 4, 2025, by and between FutureTech II Acquisition Corp., Longevity Biomedical Inc. and D. Boral Capital LLC (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-41289), filed with the SEC on February 11, 2025)
10.16	Promissory Note, dated February 4, 2025, issued by FutureTech to D. Boral Capital LLC (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 001-41289), filed with the SEC on February 11, 2025)
10.17	Promissory Note, dated March 25, 2025, issued by FutureTech II Acquisition Corp. to FutureTech Partners II, LLC. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-41289), filed with the SEC on March 28, 2025)
14.1	Code of Ethics (1)
21.1	List of Subsidiaries*
31.1	Certification of the Principal Executive Officer and Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Principal Executive Officer and Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**
97	FutureTech II Acquisition Corp. Clawback Policy
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema*
101.CAL	Inline XBRL Taxonomy Calculation Linkbase*
101.LAB	Inline XBRL Taxonomy Label Linkbase*
101.PRE	Inline XBRL Definition Linkbase Document*
101.DEF	Inline XBRL Definition Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)*

*	Filed herewith.

**	Furnished herewith.

+	Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). FutureTech II Acquisition Corp. agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

(1)	Incorporated by reference to the Company’s Form S-1 (File No. 333-261886), filed with the SEC on December 23, 2021 and/or February 11, 2022.
(2)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on February 24, 2022.
(3)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on August 17, 2023.
(4)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on February 14, 2024.
(5)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on November 22, 2024.

41