Form 10-Q
period 2025-03-31
FutureTech II Acquisition Corp.
filed 2025-05-20
CIK 1889450

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 15, 2025, there were approximately 4,289,961 shares of Class A Common Stock, $0.0001 par value per share, issued and outstanding, owned by eleven (11) holders of record, consisting of 779,886 redeemable public shares, 2,875,000 non-redeemable founder shares, 115,000 representative shares, and 520,075 Private Placement Shares; and zero (o) shares of Class B Common Stock, $0.0001 par value per share, issued and outstanding. Such numbers do not include DTC participants or beneficial owners holding shares through nominee names.

FUTURETECH II ACQUISITION CORP.

1

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

Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future, including with respect to our recently announced proposed business combination with Longevity Biomedical, Inc. (“Longevity”). In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Quarterly Report on Form 10-Q may include, for example, statements about:

●	our ability to complete our initial business combination, including our recently announced proposed business combination with Longevity;

●	our ability to select an appropriate target business or businesses;

●	our ability to regain listing on The Nasdaq Stock Market LLC (“Nasdaq”);

●	our expectations around the performance of the prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses;

●	our ability to consummate an initial business combination due to the ongoing conflicts in the Middle East since October 7, 2023, the ongoing military action with the country of Ukraine commenced by the Russian Federation and Belarus in February 2022, the ongoing tariff wars among nations, adverse changes in general economic industry and competitive conditions, or adverse changes in government regulation or prevailing market interest rates;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

●	the trust account not being subject to claims of third parties; or

●	our financial performance following our initial public offering.

The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors,” elsewhere in this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission (the “SEC”), including in our Current Report on Form 8-K filed on September 20, 2024 relating to our proposed business combination with Longevity and our initial Form S-4 (Registration/Proxy Statement) filed with the SEC on February 14, 2025. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

2

FUTURETECH II ACQUISITION CORP.

CONDENSED BALANCE SHEETs

	March 31,	December 31,
	2025 (unaudited)	2024

ASSETS
Current Assets:
Cash	$130,580	$56,768
Due from related party	75,000	75,000
Due from Transfer Agent	695,024	-
Due from Sponsor	1,145,065	1,540,984
Total Current Assets	2,045,669	1,672,752

Interest Bearing Bank Demand Deposit held in Trust Account	9,020,580	26,447,350

Total Assets	$11,066,249	$28,120,102

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$1,139,634	$1,148,902
Excise tax payable	1,170,089	1,170,089
Franchise tax payable	138,864	128,914
Income tax payable	334,768	299,105
Other Payable	299,104	17,744,312
Promissory Note - Sponsor	713,302	412,257
Accrued offering costs	2,708	2,708
Note payable - Sponsor	3,537,744	3,537,744
Total Current Liabilities	7,336,213	24,444,031

Deferred underwriting commission	3,450,000	3,450,000

Total Liabilities	10,786,213	27,894,031

COMMITMENTS AND CONTINGENCIES (Note 6)

Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 779,886 shares subject to possible redemption issued and outstanding shares at redemption value of $12.38 and $11.64 per share as of March 31, 2025 and December 31, 2024, respectively	9,651,778	9,080,744

Stockholders’ deficit:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value, 100,000,000 shares authorized, 3,510,075 issued and outstanding, respectively (excluding 779,886 shares subject to possible redemption but including 115,000 representative shares as of March 31, 2025 and December 31, 2024, respectively)	352	352

Accumulated deficit	(9,372,094)	(8,855,025)
Total Stockholders’ Deficit	(9,371,742)	(8,854,673)
Total Liabilities and Stockholders’ Deficit	$11,066,249	$28,120,102

The accompanying notes are an integral part of these unaudited condensed financial statements.

FUTURETECH II ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended
	March 31,
	2025	2024
EXPENSES
Administrative fee - related party	$30,000	$30,000
Franchise tax	50,000	50,000
General and administrative	373,835	230,934
TOTAL EXPENSES	453,835	310,934

OTHER INCOME
Interest earned on Interest Bearing Bank Demand Deposit held in Trust Account	199,826	536,343
TOTAL OTHER INCOME	199,826	536,343

Pre-tax income (loss)	(254,009)	225,409

Income tax	(35,664)	(95,832)

Net income (loss)	$(289,673)	$129,577

Weighted average number of shares of redeemable common stock outstanding, basic and diluted	779,886	3,920,107
Basic and diluted net income (loss) per share of redeemable common stock	$(0.74)	$0.05

Weighted average number of shares of non-redeemable common stock outstanding, basic and diluted	3,510,075	3,510,075
Basic and diluted net income (loss) per share of non-redeemable common stock	$(0.11)	$(0.05)

The accompanying notes are an integral part of these unaudited condensed financial statements.

FUTURETECH II ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THREE MONTHS ENDED MARCH 31, 2025 AND MARCH 31, 2024

(unaudited)

	Class A		Additional		Total
	Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amounts	Capital	Deficit	Deficit
Balance January 1, 2025	3,510,075	$352	$-	$(8,855,025)	$(8,854,673)
Accretion to redemption value	-	-	-	(227,396)	(227,396)
Net loss	-	-	-	(289,673)	(289,673)

Balance March 31, 2025	3,510,075	$352	$-	$(9,372,094)	$(9,371,742)

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amounts	Shares	Amounts	Capital	Deficit	Deficit
Balance - January 1, 2024	635,075	$64	2,875,000	$288	$-	$(6,499,430)	$(6,499,078)
Accretion to redemption value	-	-	-	-	-	(615,511)	(615,511)
Excise tax payable	-	-	-	-	-	(362,820)	(362,820)
Capital contribution	-	-	-	-	-	48,666	48,666
Net income	-	-	-	-	-	129,577	129,577

Balance March 31, 2024	635,075	$64	2,875,000	$288	$-	$(7,299,518)	$(7,299,166)

The accompanying notes are an integral part of these unaudited condensed financial statements.

FUTURETECH II ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended
	March 31, 2025	March 31, 2024

Cash flows from Operating Activities:
Net income (loss)	$(289,673)	$129,577
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Income earned on Interest Bearing Bank Demand Deposit Account held in the Trust Account	(199,826)	(536,343)
Changes in operating assets and liabilities:
Prepaid expenses	-	41,543
Franchise tax payable	9,950	50,000
Income tax payable	35,663	(120,418)
Accounts payable and accrued expenses	(9,269)	153,559
Net cash used in operating activities	(453,155)	(282,082)

Cash flows from Investing Activities:
Investment of cash in Trust Account	(113,233)	(350,000)
Cash in transit to the trust	-	125,000
Cash withdrawn from Trust	17,739,829	36,498,240
Net cash provided by investing activities	17,626,596	36,273,240

Cash flows from Financing Activities:
Capital contribution from Sponsor	-	48,667
Cash paid for redemptions	(17,400,674)	(36,281,990)
Proceeds from issuance of debt – related party	301,045	225,000
Net cash used in financing activities	(17,099,629)	(36,008,323)

Net change in cash	73,812	(17,165)

Cash – Beginning of the period	56,768	17,578
Cash – End of the period	$130,580	$413

Supplemental disclosure of non-cash financing activities:

Accretion to redemption value	$227,396	$615,511
Excise tax on Class A common stock redemptions	$-	$362,820
Overpayment of redemption amount included in Due from Sponsor	$-	$361,843

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

As of March 31, 2025, the Company had not commenced any operations. All activity for the period from April 13, 2021 (inception) through March 31, 2025 relates to organizational activities, identifying a target company for a business combination, and activities in connection with the proposed Business Combination with Longevity. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Company’s initial public offering (the “Initial Public Offering”). The Company has selected December 31 as its fiscal year end.

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

Following the closing of the Initial Public Offering on February 18, 2022, an amount of $117,300,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement Units was placed in a trust account (“Trust Account”), To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act of 1940 (the “Investment Company Act”), on or before the 24-month anniversary of the effective date of the registration statement relating to the Company’s Initial Public Offering, the Company maintained the investment of funds held in the Trust Account in U.S. government securities within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in money market funds investing solely in United States government treasury obligations and meeting the conditions of paragraphs (d)(1), (d)(2), (d)(3) and (d)(4) of Rule 2a-7 under the Investment Company Act (or any successor rule). Following the 24-month anniversary of the effective date of the registration statement relating to the Company’s Initial Public Offering, the Company has instructed Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in an interest bearing bank demand deposit account until the earlier of consummation of our initial business combination or liquidation of the Company. The current yield on the funds held in the Trust Account as of April 30, 2025 is 3.25%. A portion of the interest earned on the funds held in the Trust Account may be released to us to pay our taxes, if any, and certain other expenses as permitted. Funds held in the Trust Account shall be maintained in the above-references manner until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account to the Company’s stockholders, as described below.

Transaction costs of the Initial Public Offering with the exercise of the overallotment option amounted to $5,688,352 consisting of $1,725,000 of cash underwriting fees, $3,450,000 of deferred underwriting fees and $513,352 of other costs.

Following the closing of the Initial Public Offering, $700,000 of cash was held outside of the Trust Account available for working capital purposes. As of March 31, 2025, the Company has available to it $130,580 of cash on its balance sheet and a working capital deficit of $5,290,544. As of December 31, 2024, the Company has available to it $56,768 of cash on its balance sheet and a working capital deficit of $5,026,967.

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

In connection with the execution of the Merger Agreement, the sole stockholder of Longevity (the “Voting Stockholder”) has entered into a Voting and Support Agreement (the “Longevity Support Agreement”) with the Company and Longevity, pursuant to which the Voting Stockholder has agreed to, among other things, (i) vote in favor of the Merger Agreement and the transactions contemplated thereby and (ii) be bound by certain other covenants and agreements related to the Transactions. The Voting Stockholder holds sufficient shares of Longevity to cause the approval of the Transactions on behalf of Longevity.

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

Liquidity and Management’s Plans

At March 31, 2025, the Company had cash of $130,580 and working capital deficit of $5,290,544.

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

Note 1 – Description of Organization and Business Operations, Going Concern and Basis of Presentation (Continued)

Additionally, shares of our Class A Common Stock and public warrants were suspended from trading on Nasdaq on February 26, 2025 due to the Company’s violation of Nasdaq IM-5101-2. Nasdaq IM-5101-2 requires that the Company, a special purpose acquisition company, complete one or more business combinations within 36 months of the effectiveness of its initial public offering registration statement, which, in the case of the Company, would be February 14, 2025. If the Company is unable to complete an initial business combination by February 14, 2025 and seeks to extend beyond such 36-month period, such extension would violate Nasdaq IM-5101-2. Effective on October 7, 2024, Nasdaq Rule 5815 was amended to provide for the immediate suspension and delisting upon issuance of a delisting determination letter to an issuer for failure to meet the requirements of Nasdaq IM5101-02. Accordingly, because the Company could not consummate an initial business combination by February 14, 2025, on February 19, 2025, the Company received a notice from the Nasdaq stating that the Company did not comply with Nasdaq Interpretive Material IM-5101-2, and that trading of the Company’s securities on Nasdaq would be suspended at the opening of business on February 26, 2025, and a Form 25-NSE would be filed with the SEC which will remove the Company’s securities from listing on Nasdaq. The Company did not appeal Nasdaq’s determination to delist the Company securities and accordingly, the Company’s securities were suspended from trading on Nasdaq at the opening of business on February 26, 2025. On February 25, 2025, the Company received a letter of approval from FINRA to begin trading over the counter with the symbols “FTII” “FTIIU” and “FTIIW” commencing on February 26, 2025. The Company expects that Nasdaq will file a Form 25-NSE with the SEC to delist its securities, and that the delisting will become effective ten (10) days after Nasdaq files the Form 25 with the SEC to complete the delisting. The Company does not intend to file a Form 15 with the SEC to terminate the registration of its securities under the Securities Exchange Act of 1934, as amended, and expects that the Company’s securities will be quoted on the over-the-counter market. The Company intends to apply to list the securities of post-business-combination Company on The Nasdaq Capital Market upon Closing of the Business Combination. However, there is no guarantee that the listing application will be successful.

The material adverse consequences of having our securities quoted on the OTC Pink Mark includes our ability to consummate the Business Combination; reduced liquidity for our securities; a limited availability of market quotations for our securities; a determination that our shares of common stock are a “penny stock” which will require brokers trading in our shares of common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities; a decreased ability to issue additional securities or obtain additional financing in the future; a limited amount of news and analyst coverage; and becoming a less attractive merger partner for a target company or business. We also note that if Nasdaq delists the Company’s securities from trading on its exchange and the Company is not able to list its securities on another national securities exchange, it may affect the Company’s ability to consummate its planned Business Combination with Longevity.

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

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows.

In the opinion of the Company’s management, the unaudited condensed financial statements as of March 31, 2025 and for the three months ended March 31, 2025 and 2024 include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the financial position of the Company as of March 31, 2025 and its results of operations and cash flows for the three months ended March 31, 2025 and 2024. The accompanying condensed unaudited financial statements should be read in conjunction with the Company’s audited financial statements filed and notes thereto for the year endend December 31, 2024, included in the Company’s Form 10-K as filed with the SEC on April 9, 2025. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2025 or any future interim period.

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

Note 2 - Summary of Significant Accounting Policies (Continued)

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

Concentration of Credit Risk

Financial instruments that potentially subject to concentration of credit risk consist of cash and cash held in trust. Cash is comprised of cash balances with banks and bank deposits, which are insured by the Federal Deposit Insurance Company (“FDIC”), up to $250,000. The Company did not have cash exceed FDIC limits at March 31, 2025 and December 31, 2024. Cash held in trust is held in an interest-bearing demand deposit account at a bank insured by FDIC up to $250,000. The Company had $8,770,580 and $26,197,350 of securities in excess of FDIC limits as of March 31, 2025 and December 31, 2024, respectively

Derivative

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value. As of March 31, 2025 and December 31, 2024, the Company had cash of $130,580 and $56,768, respectively. The Company had no cash equivalents as of March 31, 2025 and December 31, 2024.

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

Note 2- Summary of Significant Accounting Policies (Continued)

As of March 31, 2025 and December 31, 2024, the Company had $9,020,580 and $26,447,350 in an interest bearing bank demand deposit account, respectively, held in the Trust Account.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2025 and December 31, 2024, the Class A common stock subject to possible redemption in the amount of $9,651,778 and $9,080,744, respectively, is presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets. The increase of $571,034 during the three months ended March 31, 2025 in the Class A common stock subject to possible redemption is due to accretion to the redemption value of $227,396 and differences between the estimated third redemption and the actual amount paid of $343,638.

As of March 31, 2025 and December 31, 2024, the shares of common stock subject to possible redemption reflected on the condensed balance sheets are reconciled in the following table.

Ending Balance as of December 31, 2023	$61,226,803
Redemption of Class A common stock	(36,281,990)
Remeasurement of carrying value to redemption value	1,518,400
Redemption amount payable	(17,744,312)
Due from Sponsor	361,843
Ending Balance as of December 31, 2024	$9,080,744
Remeasurement of carrying value to redemption value	227,396
Reversal of estimated redemption amount	343,638
Ending Balance as of March 31, 2025	$9,651,778

Warrant Instruments

The Company accounts for the Public Warrants and the Private Placement Warrants issued in connection with the Initial Public Offering and the Private Placement in accordance with the guidance contained in FASB ASC 815, “Derivatives and Hedging”. Under ASC 815-40 the Public Warrants and the Private Placement Warrants meet the criteria for equity treatment and as such will be recorded in stockholders’ deficit. If the warrants no longer meet the criteria for equity treatment, they will be recorded as a liability and remeasured each period with changes recorded in the unaudited condensed statements of operations.

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

Note 2 - Summary of Significant Accounting Policies (Continued)

The following table reflects the calculation of basic and diluted net income (loss) per share (in dollars, except per share amounts):

	Three Months Ended		Three Months Ended
	March 31, 2025		March 31, 2024
	Redeemable	Non-redeemable	Redeemable	Non-redeemable
Basic and diluted net income (loss) per share of common stock Numerator: Interest	$199,826	$-	$536,343	$-
Less: Allocation of expenses	(88,988)	(400,511)	(214,607)	(192,159)
Less: Accretion of carrying value to redemption value	(686,300)	-	(139,166)	-
Total	$(575,461)	$(400,511)	$182,570	$(192,159)
Basic and diluted net income (loss) per share of common stock	$(0.74)	$(0.11)	$0.05	$(0.05)

Fair Value of Financial Instruments

The fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

● Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets. This is the level that the Interest-Bearing Bank Demand Deposit Account Held in Trust Account are considered (being $9,020,580 and $26,447,350 as of March 31, 2025 and December 31, 2024, respectively);

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined the United States is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of March 31, 2025 and December 31, 2024 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

On February 19, 2025, the Company received a notice from the Nasdaq stating that the Company did not comply with Nasdaq Interpretive Material IM-5101-2, and that our securities were subject to delisting. The Company did not appeal Nasdaq’s determination to delist the Company securities and accordingly, the Company’s securities were suspended from trading on Nasdaq at the opening of business on February 26, 2025. On February 25, 2025, the Company received a letter of approval from FINRA to begin trading over the counter with the symbols “FTII” “FTIIU” and “FTIIW” commencing on February 26, 2025. The Company expects that Nasdaq will file a Form 25-NSE with the SEC to delist its securities, and that the delisting will become effective ten (10) days after Nasdaq files the Form 25-NSE with the SEC to complete the delisting. The Company does not intend to file a Form 15 with the SEC to terminate the registration of its securities under the Securities Exchange Act of 1934, as amended, and expects that the Company’s securities will be quoted on the over-the-counter market. In addition, as disclosed in the Registration/Proxy Statement on Form S-4 filed with the SEC on February 14, 2025, the Company intends to make a listing application for the securities of the combined company to be traded on Nasdaq.

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

On November 18, 2024, the Company held a special stockholder meeting (the “Third Extension Meeting”) following the notice provided by the Definitive Proxy filed on Schedule 14A on October 31, 2024 (as amended and supplemented, the “Proxy Statement”) with the SEC, and stockholders approved by requisite votes to amend the Charter to provide for the right of the holders of Class B common stock, par value $0.0001 per share, to convert such shares of Class B common stock into shares of Class A common stock, par value $0.0001 per share, on a one-to-one basis at the election of such holders (the “Founder Share Amendment Proposal”). Following approval of the Founder Share Amendment Proposal by the Stockholders, on November 21, 2024, the Company promptly adopted and filed the Charter Amendment with the Secretary of State of the State of Delaware, and all holders of Class B Common Stock elected to convert their shares of Class B Common Stock to shares of Class A Common Stock on a one-to-one basis. The Company and the holders of 2,875,000 shares of Class B Common Stock submitted required instruments to the Company’s transfer agent and on February 4, 2025, all of 2,875,000 shares of Class B Common Stock were converted to 2,875,000 shares of Class A Common Stock that are non-redeemable and are subject to same transfer restrictions. As of March 31, 2025, there is no issued and outstanding shares of Class B Common Stock.

Sponsor Working Capital Loans

In order to finance transaction costs in connection with a Business Combination and fund ongoing operating cost, the Sponsor has agreed to loan the Company funds as may be required up to $1,500,000 (the “Sponsor Working Capital Loans”). Such Sponsor Working Capital Loans is evidenced by non-interest-bearing promissory notes. The notes will either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, may be converted into private placement units at a price of $10.00 per unit. The Units will be identical to the Private Placement Units. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Sponsor Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Sponsor Working Capital Loans. As of March 31, 2025 and December 31, 2024, the Company has $713,302 and $412,257 Sponsor Working Capital Loans outstanding respectively.

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

On November 20, 2024, the Company caused to be deposited $37,744 into the Company’s Trust account, allowing the Company to extend the period of time it has to consummate its initial Business Combination from November 18, 2024 to December 18, 2024. On December 18, 2024, the Company caused to be deposited $37,744 into the Company’s Trust account, allowing the Company to extend the period of time it has to consummate its initial Business Combination from December 18, 2024 to January 18, 2025. On January 18, 2025, the Company caused to be deposited $37,744 into the Company’s Trust account, allowing the Company to extend the period of time it has to consummate its initial Business Combination from January 18, 2025 to February 18, 2025. On February 18, 2025, the Company caused to be deposited $37,744 into the Company’s Trust account, allowing the Company to extend the period of time it has to consummate its initial Business Combination from February 18, 2025 to March 18, 2025. On March 18, 2025, the Company caused to be deposited $37,744 into the Company’s Trust account, allowing the Company to extend the period of time it has to consummate its initial Business Combination from March 18, 2025 to April 18, 2025. On April 18, 2025, the Company caused to be deposited $45,244 (consisting of $38,994 for the Extension Loan for the period from April 18, 2025 to May 18, 2025 and $6,250 of additional amount for previous five (5) extension periods taking into account reversed redemptions after the Third Extension of the Combination Period on November 18, 2024) into the Company’s Trust account, allowing the Company to extend the period of time it has to consummate its initial Business Combination from April 18, 2025 to May 18, 2025. On May 20, 2025, the Company caused to be deposited $38,994 into the Company’s Trust account, allowing the Company to extend the period of time it has to consummate its initial Business Combination from May 18, 2025 to June 18, 2025.

Note 5 - Related Party Transactions (Continued)

As of March 31, 2025 and December 31, 2024, there was $3,537,744 and $3,537,744 outstanding under the Extension Loans, respectively.

As of March 31, 2025, there was approximately $3,537,744 outstanding under the Extension Loans from the Sponsor. Each Extension Loan was made in the form of non-interest-bearing promissory note. If the Company completes its initial Business Combination, the Company will convert all of the total loan amount into shares of Class A Common Stock pursuant to the Merger Agreement. If the Company does not complete a Business Combination, the Company will repay such loans only from funds held outside of the Trust Account. Furthermore, the letter agreement among the Company and the Company’s officers, directors, and the Sponsor contains a provision pursuant to which the Sponsor will agree to waive its right to be repaid for such loans to the extent there is insufficient funds held outside of the Trust Account in the event that the Company does not complete a Business Combination. The Sponsor and its affiliates or designees are not obligated to fund the Trust Account to extend the time for the Company to complete the initial Business Combination. The public stockholders will not be afforded an opportunity to vote on the month-to-month extension of time to consummate an initial Business Combination during the Combination Period.

Due from Sponsor

As of March 31, 2025 and December 31, 2024 the Company had paid a total of $1,145,065 and $1,540,984, respectively, in expenses that will be reimbursed by the Sponsor. As of March 31, 2025 and December 31, 2024, this amount included $114,048 and $809,072 that was overpaid to redeeming shareholders in August 2023 and February 2024, respectively. As of March 31, 2025, this amount also included $299,104 in funds withdrawn from the Trust, but not used to pay taxes.

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

On or about March 6, 2025, the Trustee of the Trust Account commenced the claw-back process in connection with the First Extension Overpayment Amount and Second Extension Overpayment Amount. As of March 31, 2025, approximately $409,036 in aggregate have been received in connection with the First Extension Overpayment Amount, and $285,989 in aggregate have been received in connection with the Second Extension Overpayment Amount. The $695,024 recovered in aggregate for the First and Second Extension Overpayments as of March 31, 2025 is included in Due from the Transfer Agent on the Company’s condensed balance sheets.

Administrative Support Agreement

Commencing on the date the Units are first listed on Nasdaq, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support for up to 18 months. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the three months ended March 31, 2025 and 2024, the Company recorded $30,000 of administrative expenses. As of March 31, 2025 and December 31, 2024, the Company had $370,000 and $340,000, respectively, in administrative expenses included in accounts payable and accrued expenses on the Company’s condensed balance sheets.

Other Payable

As of March 31, 2025 and December 31, 2024, the Company had a payable amount of $299,104 and $17,744,312. In 2025, this amount is associated with funds withdrawn from the trust for taxes, while in 2024 the amount was associated with the November 2024 redemption. This amount is included in the Other Payable on the Company’s condensed balance sheets.

Due from Related Party

As of March 31, 2025 and December 31, 2024, the Company had a receivable amount of $75,000. This amount is included in the Due from Related Party on the Company’s condensed balance sheets.

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

Right of First Refusal

For a period beginning on the closing of the Initial Public Offering and ending twenty-four (24) months from the closing of a Business Combination, the Company granted the Underwriter a right of first refusal to act as lead-left book running manager and lead left manager for any and all future private or public equity, convertible and debt offerings during such period.

Note 7 - Stockholders’ Deficit

Preferred Shares - The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At March 31, 2025 and December 31, 2024, there were no preferred shares issued or outstanding.

Class A Common Stock - The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. At March 31, 2025 and December 31, 2024, there were 3,510,075 shares of Class A common stock issued and outstanding, respectively, which included 115,000 representative shares and excludes shares subject to possible redemption. As of March 31, 2025 and December 31, 2024, there were 779,886 shares subject to possible redemption, respectively, of Class A common stock that were classified as temporary equity in the accompanying condensed balance sheets.

Note 7 - Stockholders’ Deficit (Continued)

Class B Common Stock - The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each share. At March 31, 2025 and December 31, 2024, there were no shares of Class B common stock issued and outstanding, respectively.

At the Third Extension Meeting held on November 18, 2024, stockholders approved by requisite votes to amend the Charter to provide for the right of the holders of Class B common stock, par value $0.0001 per share, to convert such shares of Class B common stock into shares of Class A common stock, par value $0.0001 per share, on a one-to-one basis at the election of such holders (the “Founder Share Amendment Proposal”). Following approval of the Founder Share Amendment Proposal by the Stockholders, on November 21, 2024, the Company promptly adopted and filed the Charter Amendment with the Secretary of State of the State of Delaware, and all holders of Class B Common Stock elected to convert their shares of Class B Common Stock to shares of Class A Common Stock on a one-to-one basis (the “Converted Class A Common Stock”). The Company and the holders of 2,875,000 shares of Class B Common Stock submitted required instruments to the Company’s transfer agent and on February 4, 2025, all of 2,875,000 shares of Class B Common Stock were converted to 2,875,000 shares of Class A Common Stock that are non-redeemable and are subject to same transfer restrictions. As of March 31, 2025 and December 31, 2024, there are no issued and outstanding shares of Class B Common Stock.

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

The following table presents information about the Company’s assets that are measured at fair value at March 31, 2025 and December 31, 2024, and indicates the Fair Value Hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description:	Level	March 31, 2025	December 31, 2024
Assets:
Interest Bearing Bank Demand Deposit held in trust account	1	$9,020,580	$26,447,350

Note 9 – Segment Information

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

When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics, formation and operational costs and interest earned on cash held in Trust Account which include the accompanying unaudited condensed statements of operations.

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

Note 10 – Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date. Based upon this review the Company did not identify any subsequent events, other than those noted below, that would have required adjustment or disclosure in the unaudited condensed financial statements.

Zero Interest Convertible Notes

On April 7, 2025, the Company signed Zero Interest Convertible Notes dated April 4, 2025 and April 7, 2025 (each, a “Working Capital Convertible Note,” and collectively, the “Working Capital Convertible Notes”) issued to Wuhao Zhang, Yujie Zhou, Wanrong Wang, Shouxiang Lu, Ji Wang and Gang Yuan (each, an “Working Capital Investor,” and collectively, the “Working Capital Investors”), pursuant to which, among other things, the Working Capital Investors agreed to loan the Company $1,025,000 in aggregate (the “Principal Amount”) in exchange for their right to convert all or any part of the Principal Amount and any accrued interest (the “Conversion Amount”) into the shares of the Company at or any time after the closing of the initial business combination by the Company. The Maturity Date of the Working Capital Convertible Notes is September 30, 2025. The Working Capital Convertible Notes are interest-free, except that if there are no conversion or no repayment of the Principal Amount on the Maturity Date and the Maturity Date is extended, an interest of five percent (5%) per annum will apply to the Principal Amount commencing from the Maturity Date, calculated on a 365 day/year basis.

The conversion price (the “Conversion Price”) per share shall equal four dollars ($4) for the thirty (30) days immediately following the Issue Date (as defined therein), and thereafter shall equal the lowest closing price of the common stock during the preceding twenty-five (25) Trading Day (as defined therein) period ending on the latest complete Trading Day prior to the Conversion Date (as defined therein) of the Working Capital Convertible Note. If an Event of Default (as defined therein) under the Working Capital Convertible Note has occurred, a Working Capital Investor, in his/her sole discretion, may elect to use a Conversion Price equal to the lower of: (i) the lowest traded price of the common stock of the Company on the Principal Market on the Trading Day immediately preceding the Issue Date or (ii) 95% of either the lowest traded price or the closing bid price, whichever is lower for the Company’s common stock on the Principal Market during any Trading Day in which the Event of Default has not been cured.

The Working Capital Investors agreed to waive any and all of their rights and remedies that they may have at law or in equity against the Trust Account of the Company (as such term is defined in the S-1 of the Company), including, but not limited to, right to sue and collect from the Trust Account in the Event of Default by the Company.

The foregoing descriptions of the Working Capital Convertible Notes and the transactions contemplated thereby are only summaries and do not purport to be complete and are qualified in their entirety by reference to the full text of such instruments, a copy of which is attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 11, 2025 and incorporated herein by reference.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to the “Company,” “us,” “our” or “we” refer FutureTech II Acquisition Corp. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and the notes related thereto contained elsewhere in this report on Form 10-Q. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors

Overview

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

In connection with the votes to approve the Extension, the holders of 5,943,650 public shares of our Class A common stock properly exercised their right to redeem their shares (the “First Extension Redeeming Stockholders “) for cash at a redemption price of approximately $10.81 per share (the “First Redemption Payment”), for an aggregate redemption amount of approximately $64.2 million. It was later determined that the Company did not withdraw all of the interest from the Trust Account that it was allowed to withdraw to cover income and franchise taxes and, therefore, the First Redemption Payment should have been approximately $10.73 per share. This meant that the First Extension Redeeming Stockholders were overpaid in the amount of approximately $0.08 per share (the “First Extension Overpayment Amount”). On or about March 6, 2025, the Trustee of the Trust Account commenced the claw-back process in connection with the First Extension Overpayment Amount and the First Extension Overpayment is reflected in this Form 10-Q as a receivable from the Sponsor as agreed by the Sponsor. This amount will be reduced as the Company receives the claw back payments from the First Extension Redeeming Stockholders.

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

As approved by its stockholders at the Second Extension Meeting held on February 14, 2024, we filed an amendment to the Charter with the Delaware Secretary of State on February 14, 2024 (the “Second Charter Amendment”), to extend the date by which we have to consummate a business combination for an additional nine months up to November 18, 2024 by electing to extend the date to consummate an initial business combination on a monthly basis for up to nine times by an additional one month each time after the Extended Termination Date, until November 18, 2024 or a total of up to nine months after the Extended Termination Date, or such earlier date as determined by the Board, unless the closing of our initial business combination shall have occurred, provided that the Sponsor (or its affiliates or permitted designees) will deposit into the Trust Account the lesser of: (i) $50,000 and (ii) an aggregate amount equal to $0.03 multiplied by the number of our public shares that are not redeemed for each such one-month extension unless the closing of our initial business combination shall have occurred, in exchange for a non-interest bearing, unsecured promissory note payable upon consummation of a business combination. The Second Charter Amendment was filed as Exhibit 3.1 to the Form 8-K filed by the Company on February 14, 2024

In connection with the votes to approve the Second Charter Amendment, the holders of 3,236,915 public shares of our Class A common stock properly exercised their right to redeem their shares (the “Second Extension Redeeming Stockholders”) for cash at a redemption price of approximately $11.21 per share (the “the Second Redemption Payment”), for an aggregate redemption amount of approximately $36 million (the “Second Redemption Payment”). It was later determined that the Company did not withdraw all of the interest from the Trust Account that it was allowed to withdraw to cover income and franchise taxes and, therefore, the Second Redemption Payment should have been approximately $11.10 per share. This meant that the Second Extension Redeeming Stockholders were overpaid in the amount of approximately $361,843 (the “Second Extension Overpayment Amount”). On or about March 6, 2025, the Trustee of the Trust Account commenced the claw-back process in connection with the Second Extension Overpayment Amount, which is reflected in this Form 10-Q as a receivable from the Sponsor as agreed by the Sponsor. This amount will be reduced as the Company receives the claw back payments from the Second Extension Redeeming Stockholders.

As of March 31, 2025, approximately $409,036 in aggregate have been received in connection with the First Extension Overpayment Amount, and $285,989 in aggregate have been received in connection with the Second Extension Overpayment Amount. The $695,024 recovered in aggregate for the First and Second Extension Overpayments as of March 31, 2025 is included in Due from the Transfer Agent on the Company’s condensed balance sheets.

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

In connection with the votes to approve the Third Charter Amendment, on November 18, 2024, the holders of 1,564,549 public shares of our Class A common stock properly exercised their right to redeem their shares for cash at a redemption price of approximately $11.01 per share as disclosed in the Proxy Statement. The holders of 25,000 public shares of our Class A common stock subsequently reversed their redemption request and the Company accepted such reversals. As a result, as of the date of this filing, 1,539,649 public shares of our Class A common stock exercised their right to redeem their shares (the “Third Extension Redeeming Stockholders”) in connection with the Third Charter Amendment. On March 26, 2025, the Company paid an aggregate redemption amount of approximately $17,400,674.26 (the “Third Redemption Payment”) the Third Extension Redeeming Stockholder at approximately $11.30 per share.

On November 20, 2024, the Company caused to be deposited $37,744 into the Company’s Trust account, allowing the Company to extend the period of time it has to consummate its initial Business Combination from November18, 2024 to December 18, 2024. On December 18, 2024, the Company caused to be deposited $37,744 into the Company’s Trust account, allowing the Company to extend the period of time it has to consummate its initial Business Combination from December 18, 2024 to January 18, 2025. On January 18, 2025, the Company caused to be deposited $37,744 into the Company’s Trust account, allowing the Company to extend the period of time it has to consummate its initial Business Combination from January 18, 2025 to February 18, 2025. On February 18, 2025, the Company caused to be deposited $37,744 into the Company’s Trust account, allowing the Company to extend the period of time it has to consummate its initial Business Combination from February 18, 2025 to March 18, 2025. On March 18, 2025, the Company caused to be deposited $37,744 into the Company’s Trust account, allowing the Company to extend the period of time it has to consummate its initial Business Combination from March 18, 2025 to April 18, 2025. On April 18, 2025, the Company caused to be deposited $45,244 (consisting of $38,994 for the Extension Loan for the period from April 18, 2025 to May 18, 2025 and $6,250 of additional amount for previous five (5) extension periods taking into account reversed redemptions after the Third Extension of the Combination Period on November 18, 2024) into the Company’s Trust account, allowing the Company to extend the period of time it has to consummate its initial Business Combination from April 18, 2025 to May 18, 2025. On May 20, 2025, the Company caused to be deposited $38,994 into the Company’s Trust account, allowing the Company to extend the period of time it has to consummate its initial Business Combination from May 18, 2025 to June 18, 2025.

As of December 31, 2024, there was $3,537,744 outstanding under the Extension Loans from the Sponsor. As of March 31, 2025, there was $3,537,744 outstanding under the Extension Loans from the Sponsor.

Business Combination; Merger Agreement with Longevity Biomedical Inc.

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

In connection with the execution of the Merger Agreement, the sole stockholder of Longevity (the “Voting Stockholder”) has entered into a Voting and Support Agreement (the “Longevity Support Agreement”) with the Company and Longevity, pursuant to which the Voting Stockholder has agreed to, among other things, (i) vote in favor of the Merger Agreement and the transactions contemplated thereby and (ii) be bound by certain other covenants and agreements related to the Transactions. The Voting Stockholder holds sufficient shares of Longevity to cause the approval of the Transactions on behalf of Longevity.

In connection with the execution of the Merger Agreement, the Company, Longevity, the Sponsor have entered into a Voting and Support Agreement (the “Sponsor Support Agreement”). The Sponsor Support Agreement provides that the Sponsor agrees (i) to vote in favor of the proposed transactions contemplated by the Merger Agreement, (ii) to appear at the purchaser special meeting for purposes of constituting a quorum, (iii) to vote against any proposals that would materially impede the proposed transactions contemplated by the Merger Agreement, (iv) to not redeem any shares of the Company’s Common Stock held by it that may be redeemed, and (v) to waive any adjustment to the conversion ratio set forth in the Company’s amended and restated certificate of incorporation (as amended from time to time, the “Charter”) with respect to shares of the Class B Common Stock of the Company held by the Sponsor, in each case, on the terms and subject to the conditions set forth in the Sponsor Support Agreement.

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

The foregoing descriptions of the Subscription Agreement, the Escrow Agreement and the transactions contemplated thereby are only summaries and do not purport to be complete, and are qualified in their entirety by reference to the full text of such instruments, a copy of which was attached to the Current Report on Form 8-K as Exhibit 10.1 and Exhibit 10.2, respectively, filed with the SEC on January 31, 2025 and incorporated herein by reference.

Sponsor Working Capital Loans

In order to finance transaction costs in connection with Longevity Business Combination and ongoing operating costs, on March 25, 2025, the Company issued an unsecured, non-interest-bearing promissory note in the aggregate principal amount up to $1,500,000 (the “Note”) to the Sponsor. Pursuant to the Note, the Sponsor agreed to provide us with a loan up to $1,500,000 as may be required (“Sponsor Working Capital Loans”). Such Sponsor Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, may be converted upon consummation of a Business Combination into additional Placement Units at a price of $10.00 per Unit. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of March 31, 2025, there was $713,302 outstanding under the Working Capital Loans.

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

As disclosed in a Form 12b-25 Notification of Late Filing filed with the SEC on November 15, 2024, the Company is delayed in filing its Quarterly Report on Form 10-Q for the quarter ended September 31, 2024 (the “2024 Q3 10-Q”) with the SEC. Consequently, the Company received an expected deficiency notification letter from the Staff of Nasdaq dated November 27, 2024 (the “Third Notice”). The Third Notice indicated that the Company was not in compliance with Nasdaq Listing Rule 5250(c)(1) (the “Periodic Filing Rule”) as a result of its failure to timely file the 2024 Q3 10-Q. The Staff also noted that this serves as an additional basis for delisting the Company’s securities from Nasdaq and since the Company is already scheduled to appear before a Hearings Panel for its failure to comply with the Nasdaq Listing Rule 5420(a)(2), the Company has until December 4, 2024 to request a stay of suspension, pending a Hearings Panel decision. In addition, the Staff noted that based on the Company disclosure that 1,564,549 shares were tendered for redemption in connection with the special meeting on November 18, 2024, the Company no longer complies with the minimum 1,100,000 publicly held shares requirement set forth in Listing Rule 5450(b)(2)(B) (the “Publicly Held Shares Rule”).

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

On February 19, 2025, the Company received a notice from the Nasdaq stating that the Company did not comply with Nasdaq Interpretive Material IM-5101-2, and that our securities were now subject to delisting. The Company’s registration statement, filed in connection with the Company’s IPO, became effective February 14, 2022. Pursuant to IM-5101-2, the Company, a special purpose acquisition company, must complete one or more business combinations within 36 months of the effectiveness of its IPO registration statement, or by February 14, 2025. Since the Company did not complete its initial business combination by February 14, 2025, the Company did not comply with IM-5101-2, and its securities became subject to delisting.

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

Recent Developments

Zero Interest Convertible Notes

 On April 7, 2025, the Company signed Zero Interest Convertible Notes dated April 4, 2025 and April 7, 2025 (each, a “Convertible Note,” and collectively, the “Convertible Notes”) issued to Wuhao Zhang, Yujie Zhou, Wanrong Wang, Shouxiang Lu, Ji Wang and Gang Yuan (each, an “Investor,” and collectively, the “Investors”), pursuant to which, among other things, the Investors agreed to loan the Company $1,025,000 in aggregate (the “Principal Amount”) in exchange for their right to convert all or any part of the Principal Amount and any accrued interest (the “Conversion Amount”) into the shares of the Company at or any time after the closing of the initial business combination by the Company. The Maturity Date of the Convertible Notes is September 30, 2025. The Convertible Notes are interest-free, except that if there are no conversion or no repayment of the Principal Amount on the Maturity Date and the Maturity Date is extended, an interest of five percent (5%) per annum will apply to the Principal Amount commencing from the Maturity Date, calculated on a 365 day/year basis.

 The conversion price (the “Conversion Price”) per share shall equal four dollars ($4) for the thirty (30) days immediately following the Issue Date (as defined therein), and thereafter shall equal the lowest closing price of the common stock during the preceding twenty-five (25) Trading Day (as defined therein) period ending on the latest complete Trading Day prior to the Conversion Date (as defined therein) of the Convertible Note. If an Event of Default (as defined therein) under the Convertible Note has occurred, an Investor, in his/her sole discretion, may elect to use a Conversion Price equal to the lower of: (i) the lowest traded price of the common stock of the Company on the Principal Market on the Trading Day immediately preceding the Issue Date or (ii) 95% of either the lowest traded price or the closing bid price, whichever is lower for the Company’s common stock on the Principal Market during any Trading Day in which the Event of Default has not been cured.

The Investors agreed to waive any and all of their rights and remedies that they may have at law or in equity against the Trust Account of the Company (as such term is defined in the S-1 of the Company), including, but not limited to, right to sue and collect from the Trust Account in the Event of Default by the Company.

The foregoing descriptions of the Convertible Notes and the transactions contemplated thereby are only summaries and do not purport to be complete and are qualified in their entirety by reference to the full text of such instruments, a copy of which was attached to the Current Report on Form 8-K as Exhibit 10.1 filed with the SEC on April 11, 2025 and incorporated herein by reference.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to March 31, 2025 were organizational activities, those necessary to prepare for the Initial Public Offering (“Initial Public Offering”), conducting the Initial Public Offering and identifying a target company for a business combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2025, we had net loss of $289,673, which consisted of investment income of $199,826, offset by expenses of $453,835 and tax expense of $35,664. Investment income was lower in 2025 compared to 2024 due to the decrease in trust assets. Expenses were higher in 2025 compared to 2024 due to due diligence costs related to a potential business combination transaction.

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

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value. The Company had $130,580 in cash and no cash equivalents as of March 31, 2025.

For the three months ended March 31, 2025, cash used in operating activities was $453,155. The net loss of $289,673 was affected by interest earned on investments held in the Trust account of $199,826, and changes in operating assets and liabilities provided $36,344 of cash for operating activities.

For the three months ended March 31, 2024, cash used in operating activities was $282,082. The net income of $129,577 was affected by interest earned on investments held in the Trust account of $536,343, and changes in operating assets and liabilities provided $124,684 of cash for operating activities.

For the three months ended March 31, 2025, cash provided by investing activities was $17,626,596 due to cash withdrawn from the Trust Account of $17,739,829, partially offset by cash deposited into the Trust Account of $113,233.

For the three months ended March 31, 2024, cash provided by investing activities was $36,273,240 due to cash withdrawn from the Trust Account of $36,498,240 and cash that was in transit to the Trust Account as of December 31, 2023, partially offset by cash deposited into the Trust Account of $350,000 and $125,000 cash in transit to the trust.

For the three months ended March 31, 2025, cash used in financing activities was $17,099,629 due to $17,400,674 in cash paid for redemptions, partially offset by proceeds from issuance of debt – related party of $301,045.

For the three months ended March 31, 2024, cash used in financing activities was $36,008,323 due to $36,281,990 in cash paid for redemptions, partially offset by $48,667 in capital contributions from the Sponsor and $225,000 in proceeds from Sponsor note.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. Pursuant to the Underwriting Agreement in relation to the IPO of the Company, upon the completion of an initial business combination, the Underwriter is entitled to a deferred fee of three percent (3.00%) of the gross proceeds of the Offering upon closing of the Business Combination, or $3,450,000 (“Deferred Commission”). On February 6, 2025, the Company and Longevity executed a Satisfaction and Discharge of Indebtedness Pursuant to Underwriting Agreement dated February 15, 2022 (the “Discharge Agreement”) the Underwriter. Under the Discharge Agreement, instead of receiving the full Deferred Commission in cash at the closing of the business combination with Longevity and other parties thereto, the Underwriter will accept (1) $500,000 in cash at the time of the closing; (2) a $1,475,000 promissory note executed by the Company and Longevity (“D. Boral Note”) in which the Company (upon closing) is obligated to pay the Underwriter in cash by the maturity date; and (3) 147,500 shares of the Company’s common stock, which when multiplied by the $10.00 per share price agreed to between the parties equals $1,475,000 and which shall be issued and delivered to the Underwriter at the closing. The Discharge Agreement and D. Boral Note have no effect unless the Longevity Business Combination is consummated. The Discharge Agreement and D. Boral Note have been disclosed by the Company on the Company’s Current Report on Form 8-K filed with the SEC on February 11, 2025.

Critical Accounting Policies

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. As of March 31, 2025, the below were the critical accounting policies.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2025 and December 31, 2024, the Class A common stock subject to possible redemption in the amount of $9,651,778 and $9,080,744, respectively, is presented as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets. The increase of $571,034 during the three months ended March 31, 2025 in the Class A common stock subject to possible redemption is due to accretion to the redemption value of $227,396 and differences between the estimated third redemption and the actual amount paid of $343,638.

As of March 31, 2025 and December 31, 2024, the shares of common stock subject to possible redemption reflected on the condensed balance sheets are reconciled in the following table.

Ending Balance as of December 31, 2023	$61,226,803
Redemption of Class A common stock	(36,281,990)
Remeasurement of carrying value to redemption value	1,518,400
Redemption amount payable	(17,744,312)
Due from Sponsor	361,843
Ending Balance as of December 31, 2024	$9,080,744
Remeasurement of carrying value to redemption value	227,396
Reversal of estimated redemption amount	343,638
Ending Balance as of March 31, 2025	$9,651,778

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

The following table reflects the calculation of basic and diluted net income (loss) per share (in dollars, except per share amounts):

	Three Months Ended		Three Months Ended
	March 31, 2025		March 31, 2024
	Redeemable	Non-redeemable	Redeemable	Non-redeemable
Basic and diluted net income (loss) per share of common stock Numerator: Interest	$199,826	$-	$536,343	$-
Less: Allocation of expenses	(88,988)	(400,511)	(214,607)	(192,159)
Less: Accretion of carrying value to redemption value	(686,300)	-	(139,166)
Total	$(575,461)	$(400,511)	$182,170	$(192,159)
Basic and diluted net income (loss) per share of common stock	$(0.74)	$(0.11)	$0.05	$(0.05)

Recent Accounting Standards

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities to disclose significant segment expenses and other segment items on an interim and annual basis and provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. The ASU does not change how a public entity identifies its operating segments, aggregate them, or applies the quantitative threshold to determine its reportable segments. The new disclosure requirements are also applicable to entities that account and report as a single operating segment entity. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. The Company adopted the guidance for the annual reporting period ended December 31, 2024. There was no impact on the Company’s unaudited condensed financial statements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2025, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2025, our disclosure controls and procedures were not effective.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for us. Under the supervision and with the participation of our Certifying Officers, our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2025 based on criteria specified in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, our management, including our chief executive officer and chief financial officer, concluded that, as of December 31, 2023, the internal control over financial reporting was not effective due to a material weakness related to the accounting of the Extension Loans in the form of non-interest-bearing promissory notes and related to the calculation of redemption price. Additionally, based on management’s assessment, we determined that there was a material weakness in our internal control over financial reporting as of March 31, 2025 due to an entry that we missed to record the amount collected during the clawback process to collect the overpayments from our redeeming shareholders.

We have identified a material weakness in our internal control over financial reporting as of March 31, 2025. If we are unable to develop and maintain an effective system internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

 As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this Item. Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus for our Initial Public Offering filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our final prospectus dated February 14, 2022 filed with the SEC, our Annual Report on Form 10-K for the year ended December 31, 2021, our Form 8-K filed with the SEC on April 25, 2022, our Quarterly Report on Form 10-Q for the period ended March 31, 2022, our Quarterly Report on Form 10-Q for the period ended September 30, 2022, our Quarterly Report on Form 10-Q for the period ended September 30, 2023, our Quarterly Report on Form 10-Q for the period ended September 30, 2024, our Annual Report on Form 10-K for the year ended December 31, 2022, our Annual Report on Form 10-K for the year ended December 31, 2023, our Annual Report on Form 10-K for the year ended December 31, 2024, and our initial Form S-4 (Registration/Proxy Statement) filed with the SEC on February 14, 2025. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

Date: May 20, 2025	FUTURETECH II ACQUISITION CORP.

	By:	/s/ Ray Chen
Ray Chen
Chief Executive Officer and Chief Financial Officer

None.

