Form 10-Q
period 2025-06-30
FutureTech II Acquisition Corp.
filed 2025-08-22
CIK 1889450

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 18, 2025, there were approximately 4,289,961 shares of Class A Common Stock, $0.0001 par value per share, issued and outstanding.

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

2

FUTURETECH II ACQUISITION CORP.

CONDENSED BALANCE SHEETs

	June 30,	December 31,
	2025 (unaudited)	2024 (audited)

ASSETS
Current Assets:
Cash	$160,723	$56,768
Prepaid Expenses	65,500	-
Due from related party	75,000	75,000
Due from Sponsor	1,145,065	1,540,984

Total Current Assets	1,446,288	1,672,752

Interest Bearing Bank Demand Deposit held in Trust Account	9,133,890	26,447,350

Total Assets	$10,580,178	$28,120,102

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$942,520	$1,148,902
Excise tax payable	1,170,089	1,170,089
Franchise tax payable	108,864	128,914
Income tax payable	46,458	299,105
Other Payable	299,104	17,744,312
Promissory Note - Sponsor	823,302	412,257
Accrued offering costs	2,708	2,708
Note payable - Sponsor	3,537,744	3,537,744
Total Current Liabilities	6,930,789	24,444,031

Deferred underwriting commission	3,450,000	3,450,000

Total Liabilities	10,380,789	27,894,031

COMMITMENTS AND CONTINGENCIES (Note 6)

Class A common stock, $0.0001 par value; 100,000,000 shares authorized 779,886 shares subject to possible redemption issued and outstanding shares at redemption value of $12.54 and $11.64 per share as of June 30, 2025 and December 31, 2024, respectively	9,783,099	9,080,744

Stockholders’ deficit:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value, 100,000,000 shares authorized, 3,510,075 issued and outstanding, respectively (excluding 779,886 shares subject to possible redemption but including 115,000 representative shares as of June 30, 2025 and December 31, 2024, respectively)	352	352

Accumulated deficit	(9,584,062)	(8,855,025)
Total Stockholders’ Deficit	(9,583,710)	(8,854,673)
Total Liabilities and Stockholders’ Deficit	$10,580,178	$28,120,102

The accompanying notes are an integral part of these unaudited and audited condensed financial statements.

FUTURETECH II ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
EXPENSES
Administrative fee - related party	$30,000	$30,000	$60,000	$60,000
Franchise tax	50,000	50,000	100,000	100,000
General and administrative	58,735	204,894	432,572	435,828
TOTAL EXPENSES	138,735	284,894	592,572	595,828

OTHER INCOME
Interest earned on Interest Bearing Bank Demand Deposit held in Trust Account	72,477	283,084	272,304	819,427
TOTAL OTHER INCOME	72,477	283,084	272,304	819,427

Pre-tax income (loss)	(66,258)	(1,810)	(320,268)	223,599

Income tax	(14,389)	(42,647)	(50,052)	(138,480)

Net income (loss)	$(80,647)	$(44,457)	$(370,320)	$85,119

Weighted average number of shares of redeemable common stock outstanding, basic and diluted	779,886	2,319,435	779,886	3,101,986
Basic and diluted net income (loss) per share of redeemable common stock	$(0.19)	$(0.21)	$(0.04)	$(0.06)

Weighted average number of shares of non-redeemable common stock outstanding, basic and diluted	3,510,075	3,510,075	3,510,075	3,510,075
Basic and diluted net income (loss) per share of non-redeemable common stock	$(0.04)	$(0.06)	$(0.15)	$(0.11)

The accompanying notes are an integral part of these unaudited condensed financial statements.

FUTURETECH II ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND JUNE 30, 2024

(unaudited)

	Class A		Additional		Total
	Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amounts	Capital	Deficit	Deficit
Balance January 1, 2025	3,510,075	$352	$-	$(8,855,025)	$(8,854,673)
Accretion to redemption value	-	-	-	(227,396)	(227,396)
Net loss	-	-	-	(289,673)	(289,673)
Balance March 31, 2025	3,510,075	$352	$-	$(9,372,094)	$(9,371,742)
Accretion to redemption value	-	-	-	(131,321)	(131,321)
Net loss	-	-	-	(80,647)	(80,647)
Balance June 30, 2025	3,510,075	$352	$-	$(9,584,062)	$(9,583,710)

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amounts	Shares	Amounts	Capital	Deficit	Deficit
Balance - January 1, 2024	635,075	$64	2,875,000	$288	$-	$(6,499,430)	$(6,499,078)

Accretion to redemption value	-	-	-	-	-	(615,511)	(615,511)
Excise tax payable	-	-	-	-	-	(362,820)	(362,820)
Capital contribution	-	-	-	-	-	48,666	48,666
Net income	-	-	-	-	-	129,577	129,577
Balance March 31, 2024	635,075	$64	2,875,000	$288	$-	$(7,299,518)	$(7,299,166)
Accretion to redemption value	-	-	-	-	-	(340,436)	(340,436)
Capital contribution	-	-	-	-	-	309,391	309,391
Net income	-	-	-	-	-	(44,457)	(44,457)
Balance June 30, 2024	635,075	$64	2,875,000	$288	$-	$(7,375,020)	$(7,374,668)

The accompanying notes are an integral part of these unaudited condensed financial statements.

FUTURETECH II ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended
	June 30, 2025		June 30, 2024

Cash flows from Operating Activities:
Net income (loss)		$(370,320)	$85,119
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Income earned on Interest Bearing Bank Demand Deposit Account held in the Trust Account		(272,304)	(819,427)
Changes in operating assets and liabilities:
Prepaid expenses		(65,500)	1,043
Franchise tax payable		(20,050)	100,000
Income tax payable		(252,647)	(77,770)
Accounts payable and accrued expenses		(206,383)	119,625
Net cash used in operating activities		(1,187,204)	(591,410)

Cash flows from Investing Activities:
Investment of cash in Trust Account		(236,466)	(500,000)
Cash in transit to the trust		-	125,000
Cash withdrawn from Trust		17,822,230	36,498,240
Net cash provided by investing activities		17,585,764	36,123,240

Cash flows from Financing Activities:
Capital contribution from Sponsor		-	358,058
Cash paid for redemptions		(17,400,674)	(36,281,990)
Cash from Transfer Agent		695,024	-
Proceeds from issuance of debt – related party		411,045	375,000
Net cash used in financing activities		(16,294,605)	(35,548,932)

Net change in cash		103,955	(17,102)

Cash – Beginning of the period		56,768	17,578
Cash – End of the period		$160,723	$476

Supplemental disclosure of non-cash financing activities:

Accretion to redemption value		$358,717	$955,547
Excise tax on Class A common stock redemptions	$		$362,820
Overpayment of redemption amount included in Due from Sponsor		$-	$361,843

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

As of June 30, 2025, the Company had not commenced any operations. All activity for the period from April 13, 2021 (inception) through June 30, 2025 relates to organizational activities, identifying a target company for a business combination, and activities in connection with the proposed Business Combination with Longevity. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Company’s initial public offering (the “Initial Public Offering”). The Company has selected December 31 as its fiscal year end.

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

Following the closing of the Initial Public Offering, $700,000 of cash was held outside of the Trust Account available for working capital purposes. As of June 30, 2025, the Company has available to it $160,723  of cash on its unaudited condensed balance sheet  and a working capital deficit of $5,484,501 . As of December 31, 2024, the Company has available to it $56,768 of cash on its audited condensed balance sheet  and a working capital deficit of $5,026,967.

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

The Company had until August 18, 2025 to consummate a Business Combination, however on August 14, 2025, the stockholders of the Company approved an amendment to the Company’s amended and restated certificate of incorporation for twelve one-month extensions up to August 18, 2026 (the “Combination Period”). If the Company is unable to complete a Business Combination by the end of the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes (less any applicable taxes and permitted expenses and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and its board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) above to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, unless a Business Combination has been completed, it is the Company’s intention to redeem its Public Shares as soon as reasonably possible following the end of the Combination Period.

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

Liquidity and Management’s Plans

At June 30, 2025, the Company had cash of $160,723 and working capital deficit of $5,484,501.

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

In accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has evaluated that there are certain conditions and events, considered in the aggregate, that raise doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the unaudited condensed financial statements are issued, the date that the Company is required to cease all operations, except for the purpose of winding up, if a Business Combination is not consummated by such date. It is uncertain that the Company will be able to consummate an initial Business Combination by this time. If an initial Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The unaudited condensed financial statements do not include any adjustments that might result from the Company’s inability to continue as a going concern.

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

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Separately, in October 2023, Israel and certain Iranian-backed Palestinian forces began an armed conflict in Israel, the Gaza Strip, and surrounding areas, which threatens to spread to other Middle Eastern countries including Lebanon and Iran. The impact of these conflicts and related sanctions on the world economy are not determinable as of the date of these unaudited condensed financial statements . The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these unaudited condensed financial statements.

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

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in unaudited condensed financial statements  prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows.

In the opinion of the Company’s management, the unaudited condensed financial statements as of June 30, 2025 and for the three and six months ended June 30, 2025 and 2024 include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the financial position of the Company as of June 30, 2025 and its results of operations and cash flows for the six months ended June 30, 2025 and 2024. The accompanying condensed unaudited financial statements should be read in conjunction with the Company’s audited financial statements filed and notes thereto for the year end December 31, 2024, included in the Company’s Form 10-K as filed with the SEC on April 9, 2025. The results of operations for the six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2025 or any future interim period.

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

Concentration of Credit Risk

Financial instruments that potentially subject to concentration of credit risk consist of cash and cash held in trust. Cash is comprised of cash balances with banks and bank deposits, which are insured by the Federal Deposit Insurance Company (“FDIC”), up to $250,000. The Company did not have cash exceed FDIC limits at June 30, 2025 and December 31, 2024. Cash held in trust is held in an interest-bearing demand deposit account at a bank insured by FDIC up to $250,000. The Company had $8,883,890 and $26,197,350 of securities in excess of FDIC limits as of June 30, 2025 and December 31, 2024, respectively .

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value. As of June 30, 2025 and December 31, 2024, the Company had cash of $160,723 and $56,768, respectively. The Company had no cash equivalents as of June 30, 2025 and December 31, 2024.

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

Note 2- Summary of Significant Accounting Policies (Continued)

As of June 30, 2025 and December 31, 2024, the Company had $9,133,890 and $26,447,350 in an interest bearing bank demand deposit account, respectively, held in the Trust Account.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2025 and December 31, 2024, the Class A common stock subject to possible redemption in the amount of $9,783,099 and $9,080,744, respectively, is presented as temporary equity, outside of the stockholders’ deficit section of the Company’s unaudited and audited condensed balance sheets . The increase of $702,355 during the six months ended June 30, 2025 in the Class A common stock subject to possible redemption is due to accretion to the redemption value of $358,717 and differences between the estimated third redemption and the actual amount paid of $343,638.

As of June 30, 2025 and December 31, 2024, the shares of common stock subject to possible redemption reflected on the unaudited and audited condensed balance sheets  are reconciled in the following table.

Ending Balance as of December 31, 2023	$61,226,803
Redemption of Class A common stock	(36,281,990)
Remeasurement of carrying value to redemption value	1,518,400
Redemption amount payable	(17,744,312)
Due from Sponsor	361,843
Ending Balance as of December 31, 2024	$9,080,744
Remeasurement of carrying value to redemption value	227,396
Reversal of estimated redemption amount	343,638
Ending Balance as of March 31, 2025	$9,651,778
Remeasurement of carrying value to redemption value	131,321

Ending Balance as of June 30, 2025	$9,783,099

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

Note 2 - Summary of Significant Accounting Policies (Continued)

The following table reflects the calculation of basic and diluted net income (loss) per share (in dollars, except per share amounts):

	Three Months Ended June 30, 2025		Three Months Ended June 30, 2024
	Redeemable	Non- redeemable	Redeemable	Non- redeemable
Basic and diluted net income (loss) per share of common stock Numerator: Interest	$72,477	$-	$283,084	$-
Less: Allocation of expenses	(27,837)	(125,288)	(130,321)	(197,220)
Less: Accretion of carrying value to redemption value	(190,501)	-	(649,442)	-
Total	$(145,861)	$(125,288)	$(496,679)	$(197,220)
Basic and diluted net income (loss) per share of common stock	$(0.19)	$(0.04)	$(0.21)	$(0.06)

	Six Months Ended June 30, 2025		Six Months Ended June 30, 2024
	Redeemable	Non- redeemable	Redeemable	Non- redeemable
Basic and diluted net income (loss) per share of common stock Numerator: Interest	$272,304	$-	$819,427	$-
Less: Allocation of expenses	(116,825)	(525,799)	(344,475)	(389,814)
Less: Accretion of carrying value to redemption value	(190,501)	-	(649,442)	-
Total	$(35,022)	$(525,799)	$(174,490)	$(389,814)
Basic and diluted net income (loss) per share of common stock	$(0.04)	$(0.15)	$(0.06)	$(0.11)

Fair Value of Financial Instruments

The fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

● Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets. This is the level that the Interest-Bearing Bank Demand Deposit Account Held in Trust Account are considered (being $9,133,890 and $26,447,350 as of June 30, 2025 and December 31, 2024, respectively);

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined the United States is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of June 30, 2025 and December 31, 2024 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

On November 18, 2024, the Company held a special stockholder meeting (the “Third Extension Meeting”) following the notice provided by the Definitive Proxy filed on Schedule 14A on October 31, 2024 (as amended and supplemented, the “Proxy Statement”) with the SEC, and stockholders approved by requisite votes to amend the Charter to provide for the right of the holders of Class B common stock, par value $0.0001 per share, to convert such shares of Class B common stock into shares of Class A common stock, par value $0.0001 per share, on a one-to-one basis at the election of such holders (the “Founder Share Amendment Proposal”). Following approval of the Founder Share Amendment Proposal by the Stockholders, on November 21, 2024, the Company promptly adopted and filed the Charter Amendment with the Secretary of State of the State of Delaware, and all holders of Class B Common Stock elected to convert their shares of Class B Common Stock to shares of Class A Common Stock on a one-to-one basis. The Company and the holders of 2,875,000 shares of Class B Common Stock submitted required instruments to the Company’s transfer agent and on February 4, 2025, all of 2,875,000 shares of Class B Common Stock were converted to 2,875,000 shares of Class A Common Stock that are non-redeemable and are subject to same transfer restrictions. As of June 30, 2025, there is no issued and outstanding shares of Class B Common Stock.

Sponsor Working Capital Loans

In order to finance transaction costs in connection with a Business Combination and fund ongoing operating cost, the Sponsor has agreed to loan the Company funds as may be required up to $1,500,000 (the “Sponsor Working Capital Loans”). Such Sponsor Working Capital Loans is evidenced by non-interest-bearing promissory notes. The notes will either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, may be converted into private placement units at a price of $10.00 per unit. The Units will be identical to the Private Placement Units. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Sponsor Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Sponsor Working Capital Loans. As of June 30, 2025 and December 31, 2024, the Company has $823,302 and $412,257 Sponsor Working Capital Loans outstanding respectively.

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

On November 20, 2024, the Company caused to be deposited $37,744 into the Company’s Trust account, allowing the Company to extend the period of time it has to consummate its initial Business Combination from November 18, 2024 to December 18, 2024. On December 18, 2024, the Company caused to be deposited $37,744 into the Company’s Trust account, allowing the Company to extend the period of time it has to consummate its initial Business Combination from December 18, 2024 to January 18, 2025. On January 18, 2025, the Company caused to be deposited $37,744 into the Company’s Trust account, allowing the Company to extend the period of time it has to consummate its initial Business Combination from January 18, 2025 to February 18, 2025. On February 18, 2025, the Company caused to be deposited $37,744 into the Company’s Trust account, allowing the Company to extend the period of time it has to consummate its initial Business Combination from February 18, 2025 to March 18, 2025. On March 18, 2025, the Company caused to be deposited $37,744 into the Company’s Trust account, allowing the Company to extend the period of time it has to consummate its initial Business Combination from March 18, 2025 to April 18, 2025. On April 18, 2025, the Company caused to be deposited $45,244 (consisting of $38,994 for the Extension Loan for the period from April 18, 2025 to May 18, 2025 and $6,250 of additional amount for previous five (5) extension periods taking into account reversed redemptions after the Third Extension of the Combination Period on November 18, 2024) into the Company’s Trust account, allowing the Company to extend the period of time it has to consummate its initial Business Combination from April 18, 2025 to May 18, 2025. On May 20, 2025, the Company caused to be deposited $38,994 into the Company’s Trust account, allowing the Company to extend the period of time it has to consummate its initial Business Combination from May 18, 2025 to June 18, 2025. On June 18, 2025, the Company caused to be deposited $38,994 into the Company’s Trust account, allowing the Company to extend the period of time it has to consummate its initial Business Combination from June 18, 2025 to July 18, 2025.

Note 5 - Related Party Transactions (Continued)

As of June 30, 2025 and December 31, 2024, there was $3,537,744 and $3,537,744 outstanding under the Extension Loans, respectively.

As of June 30, 2025, there was approximately $3,537,744 outstanding under the Extension Loans from the Sponsor. Each Extension Loan was made in the form of non-interest-bearing promissory note. If the Company completes its initial Business Combination, the Company will convert all of the total loan amount into shares of Class A Common Stock pursuant to the Merger Agreement. If the Company does not complete a Business Combination, the Company will repay such loans only from funds held outside of the Trust Account. Furthermore, the letter agreement among the Company and the Company’s officers, directors, and the Sponsor contains a provision pursuant to which the Sponsor will agree to waive its right to be repaid for such loans to the extent there is insufficient funds held outside of the Trust Account in the event that the Company does not complete a Business Combination. The Sponsor and its affiliates or designees are not obligated to fund the Trust Account to extend the time for the Company to complete the initial Business Combination. The public stockholders will not be afforded an opportunity to vote on the month-to-month extension of time to consummate an initial Business Combination during the Combination Period.

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

The conversion price (the “Conversion Price”) per share shall equal four dollars ($4) for the thirty (30) days immediately following the Issue Date (as defined therein), and thereafter shall equal the lowest closing price of the common stock during the preceding twenty-five (25) Trading Day (as defined therein) period ending on the latest complete Trading Day prior to the Conversion Date (as defined therein) of the Working Capital Convertible Note. If an Event of Default under the Working Capital Convertible Note has occurred, a Working Capital Investor, in his/her sole discretion, may elect to use a Conversion Price equal to the lower of: (i) the lowest traded price of the common stock of the Company on the Principal Market on the Trading Day immediately preceding the Issue Date or (ii) 95% of either the lowest traded price or the closing bid price, whichever is lower for the Company’s common stock on the Principal Market during any Trading Day in which the Event of Default has not been cured.

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

Due from Sponsor

As of June 30, 2025 and December 31, 2024 the Company had paid a total of $1,145,065 and $1,540,984, respectively, in expenses that will be reimbursed by the Sponsor. As of June 30, 2025 and December 31, 2024, this amount included $114,048 and $809,072 that was overpaid to redeeming shareholders in August 2023 and February 2024, respectively. As of June 30, 2025, this amount also included $299,104 in funds withdrawn from the Trust, but not used to pay taxes.

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

Note 5 - Related Party Transactions (Continued)

On or about March 6, 2025, the Trustee of the Trust Account commenced the claw-back process in connection with the First Extension Overpayment Amount and Second Extension Overpayment Amount. As of June 30, 2025, approximately $409,036 in aggregate have been received in connection with the First Extension Overpayment Amount, and $285,989 in aggregate have been received in connection with the Second Extension Overpayment Amount. The $695,024 recovered in aggregate for the First and Second Extension Overpayments as of June 30, 2025, has been received by the Company and is included in Due from Sponsor on the Company’s unaudited condensed balance sheets .

Administrative Support Agreement

Commencing on the date the Units are first listed on Nasdaq, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support for up to 18 months. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the three and six months ended June 30, 2025 and 2024, the Company recorded $30,000 and $60,000 of administrative expenses, respectively. As of June 30, 2025 and December 31, 2024, the Company had $400,000 and $340,000, respectively, in administrative expenses included in accounts payable and accrued expenses on the Company’s unaudited and audited condensed balance sheets.

Other Payable

As of June 30, 2025 and December 31, 2024, the Company had a payable amount of $299,104 and $17,744,312. In 2025, this amount is associated with funds withdrawn from the trust for taxes, while in 2024 the amount was associated with the November 2024 redemption. These amounts are included in the Other Payable on the Company’s unaudited and audited condensed balance sheets.

Due from Related Party

As of June 30, 2025 and December 31, 2024, the Company had a receivable amount of $75,000. This amount is included in the Due from Related Party on the Company’s unaudited and audited condensed balance sheets.

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

Note 7 - Stockholders’ Deficit

Preferred Shares - The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At June 30, 2025 and December 31, 2024, there were no preferred shares issued or outstanding.

Class A Common Stock - The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. At June 30, 2025 and December 31, 2024, there were 3,510,075 shares of Class A common stock issued and outstanding, respectively, which included 115,000 representative shares and excludes shares subject to possible redemption. As of June 30, 2025 and December 31, 2024, there were 779,886 shares subject to possible redemption, respectively, of Class A common stock that were classified as temporary equity in the accompanying unaudited and audited condensed balance sheets.

Note 7 - Stockholders’ Deficit (Continued)

Class B Common Stock - The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each share. At June 30, 2025 and December 31, 2024, there were no shares of Class B common stock issued and outstanding, respectively.

At the Third Extension Meeting held on November 18, 2024, stockholders approved by requisite votes to amend the Charter to provide for the right of the holders of Class B common stock, par value $0.0001 per share, to convert such shares of Class B common stock into shares of Class A common stock, par value $0.0001 per share, on a one-to-one basis at the election of such holders (the “Founder Share Amendment Proposal”). Following approval of the Founder Share Amendment Proposal by the Stockholders, on November 21, 2024, the Company promptly adopted and filed the Charter Amendment with the Secretary of State of the State of Delaware, and all holders of Class B Common Stock elected to convert their shares of Class B Common Stock to shares of Class A Common Stock on a one-to-one basis (the “Converted Class A Common Stock”). The Company and the holders of 2,875,000 shares of Class B Common Stock submitted required instruments to the Company’s transfer agent and on February 4, 2025, all of 2,875,000 shares of Class B Common Stock were converted to 2,875,000 shares of Class A Common Stock that are non-redeemable and are subject to same transfer restrictions. As of June 30, 2025 and December 31, 2024, there are no issued and outstanding shares of Class B Common Stock.

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

The following table presents information about the Company’s assets that are measured at fair value at June 30, 2025 and December 31, 2024, and indicates the Fair Value Hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description:	Level	June 30, 2025	December 31, 2024
Assets:
Interest Bearing Bank Demand Deposit held in trust account	1	$9,133,890	$26,447,350

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

	June 30, 2025	December 31, 2024
Cash	$160,723	$56,768
Investments held in Trust Account	$9,133,890	$26,447,350

	For the Six Months Ended June 30, 2025	For the Three Months Ended June 30, 2025
Formation and operating costs	$532,572	$108,736

Interest income earned on investments held in Trust Account	$272,304	$72,477

All other segment items included in net loss are reported on the condensed statements of operations and described within their respective disclosures.

Note 10 – Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date. Based upon this review the Company did not identify any subsequent events, other than those noted below, that would have required adjustment or disclosure in the unaudited condensed financial statements.

Amended Merger Agreement

On August 12, 2025, FutureTech II Acquisition Corp., a Delaware corporation (the “Company”), entered into an Amended and Restated Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, Longevity Biomedical, Inc., a Delaware corporation (“Longevity”), LBI Merger Sub, Inc., a Delaware corporation and direct, wholly-owned subsidiary of the Company (“Merger Sub”), and Andrew Leo, solely in the capacity as seller representative.

The Merger Agreement provides that (i) Longevity will consummate Target Acquisitions (as defined below) upon the terms and subject to conditions set forth therein and pursuant to the Target Acquisition Agreements (as defined in the Merger Agreement), and (ii) immediately following the consummation of the Target Acquisitions, the Company will merge with and into PubCo (the “Reorganization Merger”) with PubCo as the surviving company of the Reorganization Merger, and (iii) immediately following the consummation of the Reorganization Merger, Longevity will merge with and into Merger Sub (the “Acquisition Merger”) with Longevity as the surviving company of the Acquisition Merger. Following the Acquisition Merger, Longevity will be a wholly-owned subsidiary of PubCo. At the closing of the Transactions (the “Closing”), PubCo’s common stock, par value $0.0001 per share (the “PubCo Common Stock”), is expected to list on the Nasdaq Stock Market LLC (“Nasdaq”) under the ticker symbol “LBIO.” The date on which the Closing actually occurs is hereinafter referred to as the “Closing Date.”

Pursuant to the Merger Agreement, Longevity shall, prior to the closing of the Reorganization Merger, consummate the Target Acquisitions upon the terms and subject to conditions set forth therein and pursuant to the Target Acquisition Agreements. The Target Acquisitions are the acquisitions by Longevity of each of Cerevast Medical, Inc. and Aegeria Soft Tissue, LLC (“Aegeria”) pursuant to each of the Cerevast Acquisition Agreement and the Aegeria Acquisition Agreement, each in accordance with the respective terms thereof.

On August 12, 2025, the Company consented (the “Approval of Waiver”) to Longevity entering into a waiver agreement with Aegeria (the “Waiver Agreement”) to remove the restriction contained in the Aegeria Acquisition Agreement that prohibited Aegeria from soliciting, negotiating, entering into, or otherwise facilitating an acquisition proposal or alternative transaction.

Special Meeting

As approved by its stockholders at the special meeting of stockholders held on August 14, 2025, FutureTech II Acquisition Corp (“FutureTech” or the “Company”) filed a Fourth Amendment (the “Fourth Amendment”) to its Amended and Restated Certificate of Incorporation (the “Charter”) with the Delaware Secretary of State on August 15, 2025 to modify the terms and extend the date (the “Business Combination Period”) by which the Company has to consummate an initial business combination (the “Business Combination”) for twelve one-month extensions from August 18, 2025 to August 18, 2026, provided that the Company deposits the lesser of $25,000 and $0.033 for each outstanding share of common stock sold in the Company’s initial public offering into the Trust Account, as defined in the Charter, for each one-month extension.

In connection with the stockholders’ vote at the Special Meeting on August 14, 2025, 228,287 shares were tendered for redemption.

On August 15, 2025, the Company deposited $18,203 or $0.033 for each outstanding share of common stock sold in the Company’s initial public offering into the Trust Account to extend the Business Combination Period from August 18, 2025 to September 18, 2025.

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

As of June 30, 2025, approximately $409,036 in aggregate have been received in connection with the First Extension Overpayment Amount, and $285,989 in aggregate have been received in connection with the Second Extension Overpayment Amount. The $695,024 recovered in aggregate for the First and Second Extension Overpayments as of June 30, 2025 has been received by the Company and is included in Due from Sponsor on the Company’s unaudited condensed balance sheets.

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

On November 20, 2024, the Company caused to be deposited $37,744 into the Company’s Trust account, allowing the Company to extend the period of time it has to consummate its initial Business Combination from November18, 2024 to December 18, 2024. On December 18, 2024, the Company caused to be deposited $37,744 into the Company’s Trust account, allowing the Company to extend the period of time it has to consummate its initial Business Combination from December 18, 2024 to January 18, 2025. On January 18, 2025, the Company caused to be deposited $37,744 into the Company’s Trust account, allowing the Company to extend the period of time it has to consummate its initial Business Combination from January 18, 2025 to February 18, 2025. On February 18, 2025, the Company caused to be deposited $37,744 into the Company’s Trust account, allowing the Company to extend the period of time it has to consummate its initial Business Combination from February 18, 2025 to March 18, 2025. On March 18, 2025, the Company caused to be deposited $37,744 into the Company’s Trust account, allowing the Company to extend the period of time it has to consummate its initial Business Combination from March 18, 2025 to April 18, 2025. On April 18, 2025, the Company caused to be deposited $45,244 (consisting of $38,994 for the Extension Loan for the period from April 18, 2025 to May 18, 2025 and $6,250 of additional amount for previous five (5) extension periods taking into account reversed redemptions after the Third Extension of the Combination Period on November 18, 2024) into the Company’s Trust account, allowing the Company to extend the period of time it has to consummate its initial Business Combination from April 18, 2025 to May 18, 2025. On May 20, 2025, the Company caused to be deposited $38,994 into the Company’s Trust account, allowing the Company to extend the period of time it has to consummate its initial Business Combination from May 18, 2025 to June 18, 2025. On June 18, 2025, the Company caused to be deposited $38,994 into the Company’s Trust account, allowing the Company to extend the period of time it has to consummate its initial Business Combination from June 18, 2025 to July 18, 2025.

As of December 31, 2024, there was $3,537,744 outstanding under the Extension Loans from the Sponsor. As of June 30, 2025, there was $3,537,744 outstanding under the Extension Loans from the Sponsor.

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

Sponsor Working Capital Loans

In order to finance transaction costs in connection with Longevity Business Combination and ongoing operating costs, on March 25, 2025, the Company issued an unsecured, non-interest-bearing promissory note in the aggregate principal amount up to $1,500,000 (the “Note”) to the Sponsor. Pursuant to the Note, the Sponsor agreed to provide us with a loan up to $1,500,000 as may be required (“Sponsor Working Capital Loans”). Such Sponsor Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, may be converted upon consummation of a Business Combination into additional Placement Units at a price of $10.00 per Unit. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of June 30, 2025, there was $823,302 outstanding under the Working Capital Loans.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to June 30, 2025 were organizational activities, those necessary to prepare for the Initial Public Offering (“Initial Public Offering”), conducting the Initial Public Offering and identifying a target company for a business combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three and six months ended June 30, 2025, we had net losses of $80,647 and $370,320, which consisted of investment income of $72,477 and $272,304, respectively, partially offset by expenses of $138,735 and $592,572 and tax expense of $14,389 and $50,052, respectively. Expenses were higher in 2025 compared to 2024 due to due diligence costs related to a potential business combination transaction.

For the three and six months ended June 30, 2024, we had net loss and net income of $44,457 and $85,119, which consisted of investment income of $283,084 and $819,427, respectively, partially offset by expenses of $284,894 and $595,828 and tax expense of $42,647 and $138,480, respectively.

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

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value. The Company had $160,723 in cash and no cash equivalents as of June 30, 2025.

For the six months ended June 30, 2025, cash used in operating activities was $1,187,204. The net loss of $370,320 was affected by interest earned on investments held in the Trust account of $272,304, and changes in operating assets and liabilities used $544,580 of cash for operating activities.

For the six months ended June 30, 2024, cash used in operating activities was $591,410. The net income of $85,119 was affected by interest earned on investments held in the trust account of $819,427, and changes in operating assets and liabilities provided $142,898 of cash for operating activities.

For the six months ended June 30, 2025, cash provided by investing activities was $17,585,764 due to cash withdrawn from the Trust Account of $17,822,230, partially offset by cash deposited into the Trust Account of $236,466

For the six months ended June 30, 2024, cash provided by investing activities was $36,123,240 due to cash withdrawn from the Trust Account of $36,498,240 and cash that was in transit to the Trust Account as of December 31, 2023, partially offset by cash deposited into the Trust Account of $500,000 and $125,000 cash in transit to the trust.

For the six months ended June 30, 2025, cash used in financing activities was $16,294,605 due to $17,400,674 in cash paid for redemptions, partially offset by proceeds from Transfer Agent of $695,024 and proceeds from issuance of debt – related party of $411,045.

For the six months ended June 30, 2024, cash provided by financing activities was $35,548,932 due to $36,281,990 in cash paid for redemptions, partially offset by $358,058 in capital contributions from the Sponsor and proceeds from issuance of debt – related party of $375,000.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. As of June 30, 2025, the below were the critical accounting policies.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2025 and December 31, 2024, the Class A common stock subject to possible redemption in the amount of $9,783,099 and $9,080,744, respectively, is presented as temporary equity, outside of the stockholders’ deficit section of the Company’s unaudited and audited condensed balance sheets . The increase of $702,355 during the six months ended June 30, 2025 in the Class A common stock subject to possible redemption is due to accretion to the redemption value of $358,717 and differences between the estimated third redemption and the actual amount paid of $343,638.

As of June 30, 2025 and December 31, 2024, the shares of common stock subject to possible redemption reflected on the unaudited and audited condensed balance sheets  are reconciled in the following table.

Ending Balance as of December 31, 2023	$61,226,803
Redemption of Class A common stock	(36,281,990)
Remeasurement of carrying value to redemption value	1,518,400
Redemption amount payable	(17,744,312)
Due from Sponsor	361,843
Ending Balance as of December 31, 2024	$9,080,744
Remeasurement of carrying value to redemption value	227,396
Reversal of estimated redemption amount	343,638
Ending Balance as of March 31, 2025	9,651,778
Remeasurement of carrying value to redemption value	131,321
Ending Balance as of June 30, 2025	$9,783,099

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

The following table reflects the calculation of basic and diluted net income (loss) per share (in dollars, except per share amounts):

	Three Months Ended		Three Months Ended
	June 30, 2025		June 30, 2024
	Redeemable	Non-redeemable	Redeemable	Non-redeemable
Basic and diluted net income (loss) per share of common stock Numerator: Interest	$72,477	$-	$283,084	$-
Less: Allocation of expenses	(27,837)	(125,288)	(130,321)	(197,220)
Less: Accretion of carrying value to redemption value	(190,501)	-	(649,442)	-
Total	$(145,861)	$(125,288)	$(496,679)	$(197,220)
Basic and diluted net income (loss) per share of common stock	$(0.19)	$(0.04)	$(0.21)	$(0.06)

	Six Months Ended		Six Months Ended
	June 30, 2025		June 30, 2024
	Redeemable	Non-redeemable	Redeemable	Non-redeemable
Basic and diluted net income (loss) per share of common stock Numerator: Interest	$272,304	$-	$819,427	$-
Less: Allocation of expenses	(116,825)	(525,799)	(344,475)	(389,814)
Less: Accretion of carrying value to redemption value	(190,501)	-	(649,442)	-
Total	$(35,022)	$(525,799)	$(174,490)	$(389,814)
Basic and diluted net income (loss) per share of common stock	$(0.04)	$(0.15)	$(0.06)	$(0.11)

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

Subsequent Events

Extension of Business Combination Period

On July 18, 2025, the Company caused to be deposited $38,994 into the Company’s Trust account, allowing the Company to extend the period of time it has to consummate its initial Business Combination from July 18, 2025 to August 18, 2025.

Amended and Restated Merger Agreement

On August 6, 2025, the Company, entered into an Amended and Restated Agreement and Plan of Merger (the “Amended Merger Agreement”), by and among the Company, Longevity Biomedical Holdings Corp., a Delaware corporation (“PubCo”), LBH Merger Sub, Inc., a Delaware corporation and direct, wholly-owned subsidiary of the Company (“Merger Sub”), Longevity and Andrew Leo, solely in the capacity as sellers representative. Capitalized terms herein, unless otherwise defined, shall have the meanings ascribed to them in the Amended Merger Agreement.

The Amended Merger Agreement provides that the parties thereto will enter into a business combination transaction (the “Business Combination” and together with the other transactions contemplated by the Amended Merger Agreement, the “Transactions”), pursuant to which, among other things, (i) Longevity will consummate Target Acquisitions (as defined below) upon the terms and subject to conditions set forth therein and pursuant to the Target Acquisition Agreements (as defined therein), and (ii) immediately following the consummation of the Target Acquisitions, the Company will merge with and into PubCo (the “Reorganization Merger”) with PubCo as the surviving company of the Reorganization Merger, and (iii) immediately following the consummation of the Reorganization Merger, Longevity will merge with and into Merger Sub (the “Acquisition Merger”) with Longevity as the surviving company of the Acquisition Merger. Following the Acquisition Merger, Longevity will be a wholly-owned subsidiary of PubCo. At the closing of the Transactions (the “Closing”), PubCo’s common stock, par value $0.0001 per share (the “PubCo Common Stock”), is expected to list on the Nasdaq Stock Market LLC (“Nasdaq”) under the ticker symbol “LBIO.” The date on which the Closing actually occurs is hereinafter referred to as the “Closing Date.”

Subject to the terms and conditions set forth in the Amended Merger Agreement, the aggregate consideration (“Merger Consideration”) to be paid at the Closing by PubCo to the holders of Longevity common stock, par value $0.0001 per share (“Longevity Common Stock”), will consist of a number of shares of common stock of the Company (“PubCo Common Stock”) equal to (i) (A) $100,000,000 minus (B) the value of each outstanding vested option to purchase Longevity Common Stock that is converted into a PubCo option, in accordance with the Amended Merger Agreement, divided by (ii) $10.00.

On the terms and subject to the conditions set forth in the Merger Agreement,

1. At the effective time of the Reorganization Merger (the “Reorganization Merger Effective Time”), by virtue of the Reorganization Merger:

(a) each share of the Company’s Common Stock issued and outstanding immediately prior to the Reorganization Merger Effective Time shall be converted automatically into one Purchaser Common Stock. At the Reincorporation Effective Time, all shares of the Company’s Common Stock will cease to be outstanding and shall automatically be canceled and retired and shall cease to exist, and

(b) (i) each unit of issued and outstanding Private Warrant of the Company shall convert automatically into a warrant to purchase one Purchaser Class A Common Stock at a price of $11.50 per whole share of Purchaser Class A Common Stock (the “Purchaser Private Warrant”), (ii) each issued and outstanding unit of the Company’s Public Warrant shall convert automatically into a warrant to purchase one Purchaser Class A Common Stock at a price of $11.50 per whole share of Purchaser Class A Common Stock (the “Purchaser Public Warrant”), (iii) each issued and outstanding unit of the Company’s Private Unit shall separate and convert automatically into one (1) Purchaser Class A Common Stock and one (1) Purchaser Private Warrant, (iv) and each issued and outstanding unit of the Company’s Public Unit shall separate and convert automatically into one (1) Purchaser Class A Common Stock and one (1) Purchaser Public Warrant. At the Reincorporation Effective Time, all Private Warrants of the Company, Public Warrants of the Company, Private Units of the Company and Public Units of the Company shall cease to be outstanding and shall automatically be canceled and retired and shall cease to exist.

2. At the effective time of the Acquisition Merger (the “Acquisition Merger Effective Time”), by virtue of the Acquisition Merger:

(a) Each issued share of Longevity Common Stock outstanding immediately prior to the Merger Effective Time (other than shares to be canceled in accordance with the Merger Agreement ) will be automatically cancelled and converted into the right to receive a number of shares of Purchaser Common Stock equal to: (i) the Merger Consideration divided by (ii) the number of outstanding shares of Longevity Common Stock, and

(b) each share of the Purchaser Common Stock issued and outstanding immediately prior to the Acquisition Merger Effective Time with respect to which a Company stockholder has validly exercised its redemption rights (collectively, the “Redemption Shares”) will not be converted into and become a share of Purchaser Common Stock, and instead will at the Acquisition Merger Effective Time be converted into the right to receive from the Purchaser, in cash, an amount per share calculated in accordance with such stockholder’s redemption rights. As of the Merger Effective Time, all such Redemption Shares shall no longer be outstanding and shall automatically be cancelled and retired and shall cease to exist, and each holder of a Redemption Share (or related certificate or book-entry shares) shall cease to have any rights with respect thereto, except the right to receive the cash payments from Purchaser referred to in the immediately preceding sentence.

The foregoing is only a summary of the terms of the Amended Merger Agreement, readers are referred to the actual Amended Merger Agreement for its fully meaning and legal effect. A copy of the Amended Merger Agreement is filed with this Current Report as Exhibit 2.1 and is incorporated herein by reference, and the foregoing description of the Merger Agreement is qualified in its entirety by reference thereto.

Pursuant to the Amended Merger Agreement, Longevity shall, prior to the closing of the Reorganization Merger, consummate the Target Acquisitions upon the terms and subject to conditions set forth therein and pursuant to the Target Acquisition Agreements. The Target Acquisitions are the acquisitions by Longevity of each of Cerevast Medical, Inc. and Aegeria Soft Tissue, LLC (“Aegeria”) pursuant to each of the Cerevast Acquisition Agreement and the Aegeria Acquisition Agreement, each in accordance with the respective terms thereof.

On August 12, 2025, the Company consented (the “Approval of Waiver”) to Longevity entering into a waiver agreement with Aegeria (the “Waiver Agreement”) to remove the restriction contained in the Aegeria Acquisition Agreement that prohibited Aegeria from soliciting, negotiating, entering into, or otherwise facilitating an acquisition proposal or alternative transaction.

The foregoing description of the Approval of Waiver and the Waiver Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the Approval of Waiver and the Waiver Agreement and any related agreements. A copy of the Approval of Waiver and the Waiver Agreement are filed with this Current Report as Exhibits 10.1 and 10.2, respectively and are incorporated herein by reference.

August 14, 2025 Stockholder Meeting.

As approved by the Company’s stockholders at the special meeting of stockholders held on August 14, 2025, the Company filed a Fourth Amendment (the “Fourth Amendment”) to its Amended and Restated Certificate of Incorporation (the “Charter”) with the Delaware Secretary of State on August 15, 2025 to modify the terms and extend the date by which the Company has to consummate an initial business combination for twelve one-month extensions from August 18, 2025 to August 18, 2026, provided that the Company deposits the lesser of $25,000 and $0.033 for each outstanding share of common stock sold in the Company’s initial public offering into the Trust Account, as defined in the Charter, for each one-month extension.

In connection with the stockholders’ vote at the Special Meeting on August 14, 2025, 228,287 shares were tendered for redemption.

On August 15, 2025, the Company filed the Fourth Amendment with the Delaware, Secretary of State. Additionally, on August 15, 2025, the Company deposited $18,203, or $0.033 for each outstanding share of common stock sold in the Company’s initial public offering, into the Trust Account to extend the Business Combination Period from August 18, 2025 to September 18, 2025.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2025, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2025, our disclosure controls and procedures were not effective.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for us. Under the supervision and with the participation of our Certifying Officers, our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2025 based on criteria specified in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, our management, including our chief executive officer and chief financial officer, concluded that, as of December 31, 2023, the internal control over financial reporting was not effective due to a material weakness related to the accounting of the Extension Loans in the form of non-interest-bearing promissory notes and related to the calculation of redemption price. Additionally, based on management’s assessment, we determined that there was a material weakness in our internal control over financial reporting as of June 30, 2025 due to an entry that we missed to record the amount collected during the clawback process to collect the overpayments from our redeeming shareholders.

We have identified a material weakness in our internal control over financial reporting as of June 30, 2025. If we are unable to develop and maintain an effective system internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our unaudited condensed financial statements . Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
2.1	Amended and Restated Agreement and Plan of Merger, by and among the FutureTech II Acquuistion Corp., Longevity Biomedical Holdings Corp., LBH Merger Sub, Inc., Longevity Biomedical Inc. and Andrew Leo, solely in the capacity as sellers representative.(5)
3.1	Amended and Restated Certificate of Incorporation (1)
3.2	Bylaws (2)
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, dated February 14, 2024 (3)
3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, dated November 18, 2024 (4)
3.5	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, dated August 15, 2025 (8)
10.1	Approval of Waiver, August 12, 2025, between FutureTech II, LLC and Longevity Biomedical, Inc. (6)
10.2	Waiver Agreement, August 12, 2025, between Longevity Biomedical, Inc. and Aegeria Soft Tissue LLC (7)
31.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

*	Filed herewith.
**	Furnished.

(1) Incorporated by reference to the Company’s Form 8-K, filed with the SEC on February 24, 2022.

(2) Incorporated by reference to the Company’s Form S-1/A (File No. 333-261886) filed with the SEC on February 11, 2022.

(3) Incorporated by reference to the Company’s Form 8-K, filed with the SEC on February 14, 2024.

(4) Incorporated by reference to the Company’s Form 8-K, filed with the SEC on November 22, 2024.

(5) Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 12, 2025.

(6) Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 18, 2025.

(7) Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 18, 2025.

(8) Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 18, 2025.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: August 22, 2025	FUTURETECH II ACQUISITION CORP.

	By:	/s/ Ray Chen
Ray Chen
Chief Executive Officer and Chief Financial Officer

None.

